Form 10QSB
period 2000-09-30
NEUROGENESIS INC
filed 2000-11-15
CIK 848071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D. C. 20549


FORM 10-QSB
------------------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934



NeuroGenesis, Inc.
Incorporated in the State of Delaware
Employer Identification Number 76-0320137


Check whether the issuer (1) timely filed all  reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934  during the
preceding 12 months;      Yes__X____     No______

and   (2) has been subject to such filing requirements for the past  90
days.   Yes_____ No_X____

As of November 15, 2000 there were 1,993,680 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025. There is 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_

NeuroGenesis, Inc.
Index  to  Form 10-QSB


Part I


FINANCIAL INFORMATION ( UNAUDITED)


ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of September 30, 2000 and  December 31, 2000 ( Audited ).


Statements of Operations for the Three and Six Months ended June 30, 1999/2000 and September 30, 1999/2000.

Statements of Cash Flows for the Three and Six Months Ended June 30, 1999/2000 and September 30, 1999/2000.

Notes to Financial Statements.


ITEM 2.        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Part II


OTHER INFORMATION

     Item 6


SIGNATURES



PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements


NeuroGenesis, Inc.


                                                   Balance Sheets




                                              September 30,    December 31,
                                                  2000            1999

                                           ___(Unaudited)_______ (Audited )____
ASSETS

      Current Assets
      Cash and cash equivalent                 $   78,554         $   31,231
      Accounts receivable, net of allowance
       for doubtful accounts                       20,984             20,327
          Inventories                              23,099             44,544
          Prepaid expenses                          3,435             33,042
      Deferred tax asset, net of valuation
       valuation allowance of $13,966 for 1999
       and $8,415 for 1998                         10,113             10,113

     Total Current assets                      $  136,184         $  139,257

     Fixed Assets
     Furniture, office equipment and patents,
      net of  accumulated depreciation.            17,352             19,816

     Total Fixed Assets                       $    17,352         $   19,816

     Other Assets
     Deferred tax asset, net of valuation
      allowance of $245,454 for 1999 and
      $251,005 for 1998                           179,460            179,460

     Total Other Assets                        $  179,460         $  179,460

     Total Assets                              $  332,996         $  338,533


LIABILITIES

     Current liabilities:

        Accounts payable and accrued expenses  $    2,333         $   22,533
         Loans from Directors                     136,280            144,120

        Total Current Liabilities              $  138,613         $  166,653


        Long-term liabilities

        Note payable to stockholder               155,959            155,959

        Total Long Term Liabilities            $  155,959         $  155,959


STOCKHOLDERS EQUITY (DEFICIT)
        25,000,000 Common Shares @ $0.025 and
        500,000 Preferred Shares authorized
        1,993,680 Common Shares @ $0.025 par
        value, outstanding                         49,842             49,840
        Additional Paid in capital              2,157,803          2,157,705
          Accumulated Deficit                  (2,169,221)        (2,191,624)

        Total Stockholders Equity            $     38,424         $   15,921

        Total Liabilities and Stockholders
         Equity                              $    332,996         $  338,533


                           See accompanying notes.

NEUROGENESIS, INC.

Statements of Operations


                                         Three Months Ended    Nine Months Ended
                                            September 30        September 30
                                         2000         1999    2000        1999

     Revenues                      $   98,114    $  62,301  $ 360,424  $ 183,677
       Cost of Goods Sold              23,499       16,925     74,753     52,160
       Gross Profit                    74,614       45,376    285,671    131,516

     Expenses:
       General and Administrative      13,195       11,207     68,899     33,954

       Sales and Marketing             49,530       26,427    163,782     74,711

       Depreciation                       137          635      1,878      1,494

       Manufacturing and
        Delivery Expense                1,577       (1,577)     6,365      2,954

       Other Expense                       35           10     17,446        694

       Total Expense                   64,474       37,619    258,370    113,807

       Net Income From Operations      10,140        7,757     27,301     17,708

       Assets Acquired from Lawsuits        0       12,269          0     12,269

       Net Income                   $  10,140    $  20,026  $  27,301   $ 29,977

       Basic Earnings per Share        $0.005       $0.011     $0.014     $0.017

       Weighted Average Number of
        Shares Outstanding          1,993,680    1,750,760  1,993,680  1,750,760

          See Accompanying Notes.

NEUROGENESIS, INC.

Statements of Cash Flows

                                                           Nine Months Ended
                                                             September 30
                                                          2000          1999


     Cash flows from operating activities:
          Net earnings                                $  27301       $  29977
      Adjustments to reconcile net
      earnings to net cash flows
      from operating activities:

     Depreciation                                         2289           2058
          ( Increase) decrease in
            accounts receivable.                         (2869)         (5582)

          ( Increase) decrease in
            inventories.                                 26093           (640)

          Increase (decrease) in
            in accounts payable.                        (22841)         17391

      Net cash flows from
       operating activities                              29973          43204

      Cash flows from financing
       activities:
      Advance from related party(s)                          -           1800

      Repayment of note payable                          (7798)         (8015)

      Debt issuance                                          -          13223

      Net cash flows from financing Activities           (7798)          7008

      Net increase in cash and cash
       and cash equivalents.                             22175          50212

      Cash and cash equivalents beginning
       of period.                                        31231          16601

      Cash and cash equivalents ending  of year.       $ 33506       $  66813


      Supplementary cash flow
       information:

      Cash paid for interest                                 0              0

                   See accompanying notes.

                              NEUROGENESIS, INC.

                          Notes to financial Statements

     Note 1 -  Basis of Presentation:
     The financial statements include the accounts of NeuroGenesis, Inc. and it's subsidiaries. The balance sheet as of September 30, 2000, the statements of operations for the six months ended June 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 and the statements of cash flows for the same period in 2000 and 1999 have been prepared by the Company without audit. In the opinion of management , these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for all periods presented except as explained in note 2. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operation results for an entire year. It is suggested that these interim financial statements read in conjunction with the audited financial statements and the notes thereto included in the audited financial statements and the notes thereto included in the Company's Form 10 for the year ended 1999 filed with the United States Securities and Exchange Commission (SEC) on or about September 1, 2000, as amended September 22, 2000 and as amended on or about October 3, 2000.


     Note 2 - The Company.
     NeuroGenesis, Inc. ( the Company) is a Delaware Corporation and is the successor to the business operations of Matrix Technologies Inc., a Texas Corporation, which was incorporated in November 1984 for the purpose of completing the development of a series of products to be used as adjuncts to therapy by the substance-abuse treatment community.

     In November of 1989, one of the components of the main product, 1-tryptophan was banned by the FDA. This required destruction of product inventory and resulted in a substantial decline in sales over the next few years over the next few years. During 1991 the majority of the Company's Directors resigned and new Directors were elected. By 1993 sales had fallen to less than 20% of the 1990 level. In 1991 one of the Company's original founders formed a new company, Natural Neuro Nutrition, Inc. (3NI), to develop new research and pursue similar goals of the original company.

     NeuroGenesis, Inc. unsuccessfully pursued legal action against the new company,3NI, which was settled in August 1993 and resulted in the Company giving 3NI a royalty free license and reinstating the founder of 3NI on the Board of Directors of NeuroGenesis, Inc.

     After settlement of the litigation in 1993, the founder began reorganization of NeuroGenesis, Inc. The Company, from an operational point of view, was basically inactive until February 1998. At that time the Company acquired 3NI and a network marketing company Neuro Health Products, in exchange for 500,000 shares of the Company's Common Stock valued at approximately $62,500.

     On July 29,2000 the Company's Stockholders approved a resolution to change the capital structure of the Company from three million five hundred thousand common shares to twenty five million common shares and five hundred thousand preferred shares.


     Note 3 - Summary of significant accounting policies:
     Following is a summary of the Company's significant accounting policies:

          Basis of presentation - The accounting and reporting policies of the Company conform to generally accepted accounting principals.

          Principals of Consolidation - The accompanying financial statements include the accounts of its wholly owned subsidiaries, Natural Neuro Nutrition, Inc. and Neuro Health Products. All significant inter company transactions have been eliminated.

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets, which could affect the financial statements and future operations of the Company.

          Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds and certificates of deposit with a maturity of less than one year to be cash equivalents.

          Inventory - Inventories are stated at the lower cost or market. Cost is determined using an average cost method.

          Property and Equipment - Property and equipment are reported at cost. Repairs and maintenance costs are charged to operations as they occur.

          Depreciation - Depreciation is calculated using the straight line method, based on the estimated useful life of the respective asset, which ranges between five years and ten years.

          Net income per share of common stock - Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period , after giving retroactive effect to stock splits if any.

          Note 5 -  Subsequent event
          On July 29, 2000 the shareholders passed a resolution to increase the authorized capitalization from three and one half million common shares to twenty five million common shares and five hundred thousand preferred shares.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Results of operations
     For the nine month period ending September 30, 2000 the Company had sales of three hundred sixty thousand four hundred twenty four dollars almost twice the figure of one hundred eighty three thousand six hundred seventy seven dollars for the nine month period ending September 31, 1999. Net income from operations for the same periods were twenty seven thousand three hundred one dollars or 2000 and seventeen thousand seven hundred eight for 1999. Assets acquired from lawsuits increased the net profit to twenty nine thousand nine hundred seventy seven in 1999.

     Liquidity and capital resources
     The Company had total liabilities approximating two hundred ninety four thousand five hundred seventy two dollars at September 30, 2000 as compared to three hundred twenty two thousand six hundred twelve dollars at September 30, 2000. This decrease is attributed to net earnings. It is anticipated that cash requirements for the next fiscal year will be provided by increased sales and net earnings. However, there can be no assurance that these activities will , in fact, provide the necessary working capital for working capital.

     This Form 10QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10 for the period ended December 31, 1999 under Management's Discussion and Analysis of Financial Condition and Results of Operations " Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" and elsewhere from time to time in the Company's SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

     Item 6 - Exhibits and Reports on Form 8K.
     None.

     All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.



                                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the 15th day of November, 2000.

     NeuroGenesis, Inc.


     By  ____________________________________         Dated: November 15, 2000
           Albert H. Bieser, Chairman of the Board,
           President, Chief Executive Officer