Form 10KSB
period 2000-12-31
NEUROGENESIS INC
filed 2001-03-28
CIK 848071

SECURITIES AND EXCHANGE COMMISSION
450 5TH  STREET NW
WASHINGTON, D. C. 20549

            ---------------------------------

         FORM 10-KSB Annual Report Pursuant to Section 13 or 15 (d ) of the Securities Exchange Act of 1934



FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000   COMMISSION FILE NUMBER -  0-31437

NEUROGENESIS, INC.
(EXACT NAME OF COMPANY AS SPECIFIED IN IT'S CHARTER)



       DELAWARE                                            76-0320137
_______________________________              _______________________________
(State or other jurisdiction of            ( IRS Employer Identification Number)
  incorporation or organization)


2045 SPACE PARK DRIVE, SUITE 132, HOUSTON, TEXAS  77058
(Address of Principal Executive Offices )


Company's telephone number including area code: (281) 333-0177

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
($0.025)  Par Value Common Stock

Indicate by check mark whether the Company : (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the Company was required to file such reports ) ; and (2) has been subject to such filing requirements for the past ninety ( 90) days.

Yes  ( X )  No  (  )
The Issuer's revenues for the year ended December 31, 2000 were $

As of December 31, 2000 there were 2,046,587 shares of ($0.025) par value Common Stock ( the Company's only class of voting stock) outstanding .There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized. The aggregate market value of the Company on December 31, 2000 ( based upon the mean of the closing bid and asked price ) held by nonaffiliates of the Company, was $ 266,086


DOCUMENTS INCORPORATED BY REFERENCE
None

FORM 10-KSB

NEUROGENESIS, INC.

TABLE OF CONTENTS


PART I
Item    1.          Description of Business
     Item    2.        Description of Property
     Item    3.        Legal Proceedings
     Item    4.        Submission of Matters to a Vote of Security Holders

PART II
     Item    5.        Market for Common Equity and Related Stockholder Matters
     Item    6.        Management's Discussion and Analysis of Plan or
Operations
     Item    7.        Financial Statements
     Item    8.        Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure

PART III
     Item    9.        Directors, Executive Officers, Promoters and Control
                        Persons: Compliance with Section 16(a) of the Exchange
                        Act
     Item   10.        Executive Compensation
     Item   11.        Security Ownership of Certain Beneficial Owners and
                        Management
     Item   12.        Certain Relationships and Related Transactions
     Item   13.        Exhibits and Reports on Form 8K


SIGNATURES


PART I


ITEM   1.BUSINESS

(A)      BUSINESS DEVELOPMENT

NeuroGenesis, Inc. ( the "Company" ) was organized with the name Cozmal Technology, Inc. under the laws of the State of Utah on August 6, 1984 as an organization to find and promote new technology.

On January 27, 1989 the name was changed to NeuroGenesis, Inc. At that time a new Board of Directors was appointed consisting of Albert H. Bieser, Gary E. Bell , Michael C. Trachtenberg , Ph.D., F. Lynn Estep, Jr. And R. Bradford Perry to serve until the next annual meeting of the shareholders.

On April 19, 1989 the Company was merged into NeuroGenesis, Inc. , a Delaware Corporation with an authorized capital of Fifteen Million ( 15,000,000 ) at a par value of $0.001 per share.

On October 17, 1990 Robert Baldwin replaced Albert H. Bieser as CEO and Board Chairman.

On April 5, 1995 the following new directors were elected ; Albert H. Bieser, chairman, Karen Coady and David Bishop.

On February 11, 1998 the Company 100 % 0f the outstanding shares of Natural Neuro Nutrition, Inc.,( 3NI), a Texas Corporation, for Three Hundred ninety-seven Thousand Nine Hundred Sixty ( 397,960 ) shares of the Company's Common Stock and Neuro Health Products, a sole proprietorship, for One Hundred Two Thousand and Forty (102,040) shares of the Company's Common Stock. 3NI was an operating company selling similar products under license from Neurogenesis, Inc. which had facilities, marketing, management teams, customers, and product fulfillment capability. NHP was a small network marketing firm which sold products similar to those of the Company.


( B ) DESCRIPTION OF THE BUSINESS

Alcoholism and Cocaine Addition have a devastating nutritional effect on a number of different neurotransmitter systems within the human body. Therefore the Company believes that an effective nutritional supplement for recovering alcoholics and addicts must focus on substantially all of the more common nutritional deficiencies . NEURECOVER-DA and NEURECOVER-SA, the Company's principal products have been specifically formulated to provide the raw materials that are used by the human body to repair damaged neurotransmitter systems. In the opinion of the Company's scientist, this approach allows the natural mechanisms of the body to select the specific nutrients it needs and discard the nutrients that are not needed.
These two products have been carefully formulated to provide the specific amino acids that are essential to the restoration of proper brain chemistry in recovering alcoholics and cocaine addicts by providing a ready supply of raw amino acid that can be used by the brain to synthesize necessary neurotransmitters. While the ingredients have no direct psychological effect on a recovering alcoholic or cocaine addict, NEURCOVER-DA and NEURECOVER-SA have the ability to increase dietary levels of the specific amino acids that are that are used in the synthesis of essential neurotransmitters. These formulations will not alter the base line ability of the body to synthesize neurotransmitters. They will, however, ensure an adequate supply of raw materials in order that the brain's own neurotransmitter production systems are able to operate efficiently.

     NEURECOVER-DA
The first product that was developed by the Company is NEURECOVER-DA, a patented amino acid formulation that is presently being marketed to over Four Hundred alcoholism and chemical dependency treatment professionals and their patients.

The active ingredients in NEURECOVER-DA are: DL- Phenylalanine, a naturally occurring amino acid that is used by the body to synthesize dopamine and norepinephrine and inhibit the action of the enzymes that break down and recycle enkephaline and endorphins; L-Tryptophan, a naturally occurring amino acid that is used by the body to synthesize serotonin; L-Glutamine, a naturally occurring amino acid that is used by the body to synthesize Gamma-Amino Butyric acid (GABA); and Vitamin B6, a natural vitamin which aids the absorption of the amino acids by the digestive system and the synthesis of amino acids in the brain.

Inpatient alcoholic treatment centers that currently use NEURECOVER-DA on a regular basis report significant reductions in AMA Dropout Rates. These reduced Dropout Rates, in turn, increase both the profitability and the over all effectiveness of the treatment programs. Alcoholism counselors who have used NEURECUVER-DA with their patients report reduced levels of anger, urgency, irritation and compulsion coupled with increased levels cooperation and earlier treatment response. In general the product has been well received by the alcoholic treatment professionals who have used it with their patients and it is steadily gaining acceptance as a useful nutritional adjunct to traditional alcohol treatment programs.

     NEURECOVER-SA
The Company's second product has achieved similar results with persons who are recovering from cocaine addiction. Because of the unique cocaine addicts ,however, the formulation of NEURECOVER-SA is more complex. In addition to the amino acids in the formulation, NEURECOVER-SA includes L-Tyrosine, an amino acid which is essential for the production of both dopamine and norepinephrine. Further, the formulation includes a number of vitamins and minerals that are not present in NEURECOVER-DA.

In general, Neurecover-SA has been well received by the cocaine treatment professionals who have used the product with their patients. Like
NEURECOVER-DA NEURECOVER-SA is steadily gaining acceptance as a useful nutritional adjunct to traditional cocaine treatment programs.

     BeCALM'd
This product is similar in composition to SAAVE, which has been tested and proven in scientifically supervised clinical trials to greatly reduce the long and short term dilatory effects of stress and many of the symptoms of Hyperactivity Disorders and Attention Deficit Disorders.
A variety of studies have shown that over twenty percent (20%) of the American Public suffers from one form or another of Attention Deficit Hyperactivity Disorders (ADHD ) . The Company's in house studies and marketing reports indicate sixty-two and one half percent (62.5 %) of the cases now being treated for ADHD are caused by nutritional deficiencies which can be overcome by products falling under their patent protection.


     ( C ) FEDERAL REGULATION
             In general the FDA " protects" consumers in two ways: (1) Anything sold for use by the American public must be safe for consumption and (2)
Any curative claims must be approved by the FDA before such claims are made. Both of these "protections' are applied to products, regardless of form, that are used for medicinal purposes. However , such products fall in two classes:
(a) Those made from manmade molecules and (b) Those formulated from natural nutrients found on the FDA's GRAS ( Generally Regarded As Safe) list Thus anyone may sell anything processed in an FDA approved facility by an approved method, provided there are no curative claims made for the product. If any curative claims are made, the product falls under regulation by the FDA. The one exception to this is curative benefits which the " scientific community " generally accepts as true. For example , Vitamin C or foods containing Vitamin
C are generally regarded as helpful to persons having a cold In this case the Vitamin C manufacturer may say it useful but cannot claim it cures the cold.

     All of the ingredients in the Company's products are made from items on the GRAS list of vitamins, minerals, amino acids, etc. Curative claims are not made for the products , only that they are useful adjuncts to therapy, which has been accepted by the general scientific community. There is considerable scientific and anecdotal evidence that indicates the Company's products do
have   " curative" properties. The Company is therefore, working, working to acquire the funding to do what is required to get Food of Drug Use approval from the FDA. At such time as this can be accomplished, the Company believes a great deal of the country's problems, alcohol, drug abuse and ADHD, can be greatly alleviated. Once the FDA approval has been obtained, gaining the funding to sufficiently advertise the products should be easily realizable.


(D)      MARKETING
As indicated under " Business Development" the Company markets through it's two wholly owned subsidiaries 3NI and NHP. Most of the sales are generated through direct sales, advertising and referral.


(E)      RETURNS AND WARRANTIES
Individual consumers are sold on a thirty day return basis with the customer paying the freight. Hospitals and similar institutions are sold on a ninety day return basis with the customer paying freight and a thirty percent restocking fee.


(F)      EMPLOYEES
The Company employs on a regular basis four to five employees. However most of the work is contracted out to unaffiliated companies and includes product manufacturing, bottling, labeling and much of it's research.


(G)      CUSTOMERS
     At the present time the Company has over twenty-eight hundred customers which are serviced through approximately two hundred independent dealers. In addition to this marketing network the Company sells to approximately ten hospitals or similar institutions on a direct basis.


(H)  COMPETITION
     The Company's products are patented and these patents have been twice adjudicated successfully therefore the Company feels confident that further judicial testing will produce the same results. Thus there is no direct competition. However there are indirect competitors for all the products;

(A) NeuRecovery-DA has few current competitors. Several drugs have been tried in the past but in general they were shown to be addictive or ineffectual. A perennial drug called Anabuse re-emerges every three or four years. If a person has taken it and then drinks alcohol, he or she becomes violently ill and in a few cases have been known to have a stroke as a result of the dosage. Another newer one is from Europe. It is called Acomprosate and has been found useful for thirty days in thirty percent of the cases which have thirty days of sobriety.

(B) NeuRecovery-SA has proved to be very useful as an adjunct to therapy in recovery from the abuse of stimulants such as cocaine and the amphetamines. The drugs used most commonly in the treatment of such addictions are Disipramine, Bromcriptine and Amantadine.

(C) beCalm'd was originally formulated to diminish the dilatory effects of stress. In this use it's competition was generally books on stress management. To this date no other competition has general use. beCalm'd was later found to be very helpful in the treatment of attention deficit and hyperactivity disorders. It's principal competition is Ritalin and several drugs of the amphetamine type. The mechanism of action of these are unknown and their side effects are severe. Never-the-less, the world's second largest pharmaceutical company, Ciba Geigy, the makers of Ritalin have stated that two thirds of their revenues come from the sale of Ritalin. Studies have shown that beCalm'd , the mechanism of action of which is well known and accepted, is more effective than Ritalin in 62.5% of ADHD cases.

ITEM 2.      DESCRIPTION OF PROPERTY

NeuroGenesis, Inc.'s principal office is located at 2045 Space City Drive, Suite 132, Nassau Bay, Texas 77058 and currently occupies 2000 square feet of office and storage area.. The property is leased from an unaffiliated third party for a monthly rental of Seventeen hundred and thirty-four dollars including all utilities and use of common areas. The current lease expires on May 1, 2001, however management ascertains that there is very small likelihood that the Company would not be able to renew the lease at about the same rate as there numerous vacancies in the immediate area.

ITEM     3     LEGAL PROCEEDINGS


     None


ITEM     4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None


PART II

ITEM     5     MARKET FOR COMMON EQUITY  AND RELATED STOCKHOLDER  MATTERS

     The table below sets forth the high and low bid prices as reported by the National Quotation Bureau for the periods indicated. Such over- the- counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     FISCAL YEAR ENDING DECEMBER 31, 1999          LOW          HIGH

          First Quarter                           $0.25          $0.25
          Second Quarter                          $0.25          $0.25
          Third Quarter                           $0.25          $0.3125
          Fourth Quarter                          $0.51          $0.51

     FISCAL YEAR ENDING DECEMBER 31, 2000

          First Quarter                           $0.51          $1.03125
          Second Quarter                          $0.01          $0.01
          Third Quarter                           $0.06125       $0.06125
          Fourth Quarter                          $0.06125       $0.06125


     As of December 31, 2000 the Company had approximately 171 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.


ITEM      6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY

     The Company had total liabilities of $314,259 at December 31, 2000 compared to $322,612 at December 31, 1999 and a working capital deficit of
<$11,273> at December 31, 2000 compared to a deficit <$27396> as of December
31, 1999. This increase in working capital is attributable to 149.2% increase in sales for 2000 as compared to 1999. The Company expects that cash requirements for operations for the next fiscal year will be provided by an increase in sales for the year-ending December 31, 2001 and sales tools currently being installed by means of software integrating with the Company Website. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.


YEAR ENDED DECEMBER 31, 2000 COMPARED WITH 1999

The Company sales of $413,030 generating a gross profit of $303,545 for year ended December 31, 2000 as compared to sales of $276,815 and a gross profit of $194,795 for the year ended December 31, 1999. Expenses ( including interest ) were $298,013 for the year 2000 compared to $504,425 for the year 1999. This dramatic reduction of expenses was in part due to a one time law firm fee of $326,726 in successful defense of the Company's Patent in 1999. The Company plans to continue to maintain expenses at the lowest possible level until sales volume generates an acceptable level of gross profit. However, the Company expects that future operations will be funded by sales increases for the ensuing year.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH 1998

The Company had $276,815 1n sales and a gross profit of $194,795 for the year ended December 31, 1999 as compared to sales of $141,038 and a gross profit of $42,624 for the year ended December 31, 1998. Expenses ( including interest ) were $504, 425 for 1999 compared to $116,058 for 1998.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The information contained in the preceding paragraphs is forward looking and involves risks and uncertainties that could significantly impact expected results. While it is impossible to itemize the many factors and specific events that would affect the outlook of any company, the Company's outlook for fiscal 2001is predominantly based on it's interpretation of what it considers key economic assumptions.


ITEM     7.      FINANCIAL STATEMENTS

     The information required by this item is included in a separate section of this Annual Report beginning after Part IV.


ITEM     8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
     At the Annual Meeting of the Company's shareholders on July 29, 2000, the shareholders elected the following directors of the Company:

     William Barrow
     Albert H. Bieser, Chairman
     Lary Dorrington
     Terry Neher


     At the Annual Meeting of the Board of Directors held on July 29, 2000, the following officers were elected:
     Albert H. Bieser           President, Treasurer and CEO
     Lary Dorrington            Vice President and Secretary
     Barbara S. Bieser          Assistant Secretary/Treasurer

     In addition, at March 1, 2001, Albert H. Bieser owns 908,724 Shares of the Company's Common Stock, either directly or through entities controlled by him and is deemed to be a control person. On July 29, 2000 Mr. Bieser was elected Chairman, President, Treasurer and Chief Executive Officer.

     All Directors of the Company hold office until the next Annual Meeting of the Shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual Meeting of the Shareholders. The Officers of the Company are elected by the Board of Directors at it's first meeting after each Annual Meeting of the Company Shareholders. and serve at the discretion of the Board of Directors or until their earlier resignation or death.

(B)      BUSINESS EXPERIENCE

Albert H. Bieser is Chairman of the Board, President, Treasurer, Chief Executive Officer, a principal stockholder and a founding member of the Company. He holds Bachelor of Science Degrees in Business Administration ( 1953 ) and Electrical Engineering (1959) from the University of Colorado. He also holds a Master of Science Degree in Electrical Engineering from Southern Methodist University (1963). Prior to 1984 , Mr. Bieser served as the President of B. E. Industries, Inc. a successful private company that manufactured ship board satellite antenna aiming systems; President of General Computer Systems, Inc. , a publicly held firm which manufactured a proprietary " key-disk-tape " data entry subsystem ; and as Managing Director
of Recognition Equipment-Europe, a computer related company     .

Lary A. Dorrington is the Vice President of Marketing, Secretary, Director and a principal shareholder of the Company. He holds a Bachelor of Science Degree in Biology and Chemistry ( 1979 ) and a Master of Science Degree in Management ( 1989 ) from the University of Houston. He served in retail corporate management with Joske's (department stores) in Houston, Texas until 1981. Mr. Dorrington has been a professional educator for the past nineteen years. He is Past President of the Clear Creek Educators Association of the National Educators Association, a member of Phi Delta Kappa, The Association for Supervision and Curriculum Development, The Texas Science Teachers Association, The Texas Association of Secondary School Principals and the National Association of Secondary School Principals.

Dr.Terry Neher, DDS, CCDS, CAC, is Chairman of the Company's Advisory Board and a Director of the Corporation. Dr. Neher received his doctoral degree from Creighton University in 1964 and his Substance Abuse certification from Spokane Falls College in 1986. He is currently the Executive Director of the Chemical Dependency Training Coalition and is a professor in the Spokane Falls Substance Abuse Program.

Dr. Neher is well known in the substance abuse recovery industry. He has done research in this field since 1970 and is recognized as a leader in the field of the Medical Model of addiction. In 1992 Dr. Neher engaged in research as to the relationship of Hypothalamus and Hippo Campus neurotransmitters to the symptoms of attention deficit/hyperactivity disorders. His research lead to the conclusion that there is a close correlation. He therefore conducted a clinical research. He chose be'Calmed, a major product of the Company, as the adjunct and the results showed that 62.5% of those who had been taking Ritalin showed more improvement on be'Calmed. Subsequent trials and anecdotal evidence has shown that percentage to be correct. His work has become the mainstay of the Company.

     The Company believes that many of Dr. Neher's current research projects will lead to even further uses of the current products and also to entirely new products produced by the Company.


William R. Barrow, Director, holds a Bachelor of Science Degree in Chemical Engineering from the University of Texas at Austin. He has had twenty-five years experience as an independent oil operator and has both drilled and operated numerous shallow wells in South Texas, as well as, deeper wells in Texas and Louisiana. Mr. Barrow sold his oil company in 1991 and formed Seabrook Energy in 1993. Currently Mr. Barrow is President of Seabrook Energy Corporation.

Barbara S. Bieser, Controller and assistant Secretary/Treasurer, graduated from the University of Iowa with a Bachelor of Arts Degree. Mrs. Bieser has extensive administrative experience with such companies as New England Mutual Life Insurance Company, Boston , Mass., Farmers Insurance Group, Guarantee Reserve Life Insurance Company and BE Industries. Mrs. Bieser is the wife of Albert H. Bieser.


     ITEM     10.     EXECUTIVE COMPENSATION

(A)      SUMMARY COMPENSATION TABLE
      No executive of the Company was paid more than $60,000 in cash during
the fiscal years  2000 or 1999. The only cash paid   to officers was $36,000
paid to Allene S. Snow, Vice President in 2000 and $36,000 in 1999.


(B)      OPTION AND LONG TERM COMPENSATION TABLE
      There have been no restricted stock awards, stock options, SARs, LTIP payouts or other forms of long term compensation paid to any officer or director of the Company during the past three years nor or there any non-expired options effective at the present time.



(C)      PENSION PLANS AND OTHER BENEFIT OR ACTUARIAL PLANS
     The Company has no annuity, pension or retirement plan nor other plans whose benefits are based on actuarial computations.



(D)     EMPLOYMENT CONTRACTS AND TERMINATION AGREEMENTS
     The Company has no employment contracts or termination agreements with any officer, director or key employee.



(E)     DIRECTOR COMPENSATION
     The following Directors received compensation in the Year 2000 for their services:

     Name                      Compensation

     William R. Barrow         5000 Shares of Unregistered Common Stock

     Terry Neher               5000 Shares of Unregistered Common Stock



(A)            COMPENSATION COMMITTEE REPORT

The Company's Compensation Committee consists of Albert H. Bieser and Lary Dorrington, who have nothing to report.


(A)            STOCK PERFORMANCE CHART

     A graph comparing the Company's commutative total return to stockholders in terms of stock price appreciation plus dividends during the previous five years to a broad market index such as the S&P 500, has not been presented due to the Company's operating losses in recent years and the resulting lack of any significant stock price appreciation or dividends.


(H)      INTERLOCKING RELATIONSHIP OF DIRECTORS

     None


ITEM      11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth , as of December 31, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock . Unless otherwise indicated , each person has beneficial voting and investment power with respect to the shares owned.


Name                   Title           Direct      Beneficial        Total
                                    Shares Owned     Shares   Beneficial Shares
William R. Barrow     Director         25408           0             25408

Albert H. Bieser      President,      908724           0            908724
                      Director
Barbara S. Bieser     Assistant            0           0                 0
                      Secretary
Lary A. Dorrington    Vice President, 102041        3401            105442
                      Director
Terry Neher           Director        101039           0            101039

Allene S. Snow        None            102041        1160            103201


     ITEM     12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None


(A)      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended ( the " Exchange Act" ), requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten percent stockholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Management believes that during the period from November 1, 2000 through March 31, 2001, all 16(a) filing requirements applicable to it's current Officers, Directors and greater than ten percent beneficial owners were complied with.



PART IV

ITEM 13. EXHIBITS AND REPORTS FILED ON FORM 8K

     None


SIGNATURES:


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

NEUROGENESIS, INC.


By: _______________________________________         Date
    _______________________________________

     Albert H. Bieser, President and Chief Executive Officer


INDEX


A.      FINANCIAL STATEMENTS

            -------------------------------

     Report of independent certified public accountants

     Balance Sheet - December 31, 2000

     Statements of Income ( Loss ) for the periods ended December 31, 2000 and
      1999

     Statements of Stockholders Equity for the years ended December 31, 2000 and 1999

     Statements of Cash Flows for the periods ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements


B.      FINANCIAL STATEMENT SCHEDULES

             ----------------------------------------------


     Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

          CLYDE BAILEY, P. C.         CERTIFIED PUBLIC ACCOUNTANT
          10924 Vance Jackson #404
          San Antonio, Texas 78230

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

NEUROGENESIS, INC.
Comparative Financial Statements
December 31, 2000 and 1999


Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230

CLYDE BAILEY P.C.
______________________________________________________________________________
Certified Public Accountant
10924 Vance Jackson  #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 &uml; (210) 691-2911 (fax)
Member:
American Institute of CPA's
Texas Society of CPA's


Board of Directors
NeuroGenesis, Inc.
Houston, Texas

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

We have audited the accompanying balance sheet of NeuroGenesis, Inc. (Company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Board of Directors. Our responsibility is to express an opinion on these financial statements based on the results of the audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant overall financial statement presentation. We believe that our audit results provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of NeuroGenesis, Inc. at December 31, 2000 and 1999, the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, except with respect to net operating loss carryforwards available to offset future taxable income, as described in Note 7 of these financial statements.



Clyde Bailey
Certified Public Accountant

February 17, 2001

NeuroGenesis, Inc.
Balance Sheets
As of December 31, 2000 and 1999


A S S E T S

                                                          2000            1999
Current Assets:
     Cash and cash equivalent                           $51,325         $31,231
     Accounts receivable, net of allowance               17,059          20,327
          for doubtful accounts
     Inventories                                         29,173          44,544
     Prepaid Expenses                                    39,412          33,042
     Deferred tax asset,                                    700          10,113
          net of valuation allowance of $3,250
          for 2000 and $13,966 for 1999

               Total Current Assets                     137,669         139,257

Fixed Assets:
     Furniture and office equipment,                      6,954           9,798
          net of accumulated depreciation of
          $10,125 for 2000 and $ 10,655 for 1999
     Patents, net of accumulated amortization            12,529          10,018
          of $940 for 2000 and $392 for 1999

               Total Fixed Assets                        19,483          19,816

Other Assets:
     Deferred tax asset, net of valuation allowance     101,712         179,460
          of $482,175  for 2000 and $245,454 for 1999

               Total Other Assets                       101,712         179,460

               Total Assets                            $258,864        $338,533


L I A B I L I T I E S    and   S T O C K H O L D E R S'    E Q U I T Y


                                                         2000             1999
Current Liabilities
     Accounts Payable                                   $16,411         $22,533
     Loans from directors                               132,531         144,120

               Total Current Liabilities                148,942         166,653

Long-Term Liabilities
     Note Payable                                       165,317         155,959

               Total Long-Term Liabilities              165,317         155,959

Stockholders' Equity
     Common Stock,                                       50,090          49,840
          par value $.025 per share,
          authorized 2,500,000 shares;  2,002,588 and
          1,993,588 shares issued and outstanding
          at December 31, 2000 and 1999
     Additional Paid-In Capital                       2,167,767       2,157,705
     Accumulated Deficit                             (2,273,253)     (2,191,624)

               Total Stockholders' Equity               (55,396)         15,921

               Total Liabilities and Stockholders'
                Equity                                 $258,863        $338,533

NeuroGenesis, Inc.
Statement of Operations
For the Years Ended December 31, 2000 and 1999


                                                     2000                1999

     Sales, net of discounts                       $413,030            $276,815
     Cost of Sales                                  109,485              82,020

               Gross Profit                         303,545             194,795

     Selling, general and administrative expenses   288,620             168,871

               Operating Income (Loss)               14,925             25,924

     Other Income (Expense):
               Interest (expense)                    (9,393)            (8,828)
               Other Income (expense)                     -           (326,726)

               Other Income, net                     (9,393)          (335,554)

               Net Income (Loss)                     $5,532          $(309,630)

               Net Income (Loss) per share           $    -             $(0.18)

               Weighted average shares outstanding  2,003,588        1,750,750

NeuroGenesis, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2000 and 1999

                                        Additional                    Total
                         Common Stock     Paid-In   Accumulated    Stockholders'
                       Shares    Amount   Capital     Deficit         Equity


Balance
December 31, 1998    1,750,750   43,769  1,780,938  (1,857,915)      (33,208)

Stock issued for
cash                         -        -          -           -             -

Stock Issued           382,838    9,571    373,267           -       382,838

Stock Cancelled       (140,000)  (3,500)     3,500           -             -

Deferred tax asset
(decrease)                   -        -          -     (24,079)      (24,079)

Net income, D
ecember 31, 1999             -        -          -    (309,630)     (309,630)

Balance
December 31, 1999    1,993,588   49,840  2,157,705  (2,191,624)       15,921

Stock issued for
services                10,000      250     10,062           -        20,312

Deferred tax asset
(decrease)                   -        -          -     (87,161)      (87,161)

Net income,
December 31, 2000            -        -          -       5,532         5,532

Balance
December 31, 2000    2,003,588  $50,090 $2,167,767 $(2,278,785)     $(50,928)

NeuroGenesis, Inc.
Statement of Cash Flows
For the Years Ended December 31, 2000 and
1999


                                                          2000            1999
     Cash Flows from Operating Activities:

          Net Income (Loss)                              $5,532       $(309,630)

          Operating expenses not requiring use of cash:
               Amortization expense                         548             392
               Depreciation expense                       3,281           2,790
               Shares issued for services                10,312         382,838

          Net (increase) decrease in operating assets
           and liabilities                               (8,295)        (56,957)

          Net Cash Provided by Operating Activities      11,378          19,433

          Cash Flows from Investing Activities:

          Purchase of property and equipment             (3,607)        (13,631)

     Net Cash Provided by  Investing Activities          (3,607)        (13,631)

     Cash Flows from Financing Activities:

          Increase in notes payable                       9,358           8,828
          Payment of notes payable                            -               -

     Net Cash Provided by Financing Activities            9,358           8,828

     Net Increase (Decrease) in Cash                     17,129          14,630

     Cash -Beginning of year                             31,231          16,601

     Cash -End of year                                  $48,360         $31,231


     Supplementary Disclosure:
               Cash Paid for Interest                     9,393           8,828
               Cash Paid for Taxes

     Non-cash transactions:
          (See Statement of Stockholders' Equity)
               Shares Issued for Services                20,312         382,838
               Shares Issued for Assets                       0               0

NEUROGENESIS, INC.
Notes to Financial Statements


Note 1- ORGANIZATION

NeuroGenesis, Inc. (the "Company") is a Delaware Corporation and is the successor to the business operations of Matrix Technologies, Inc., a Texas Corporation, which was incorporated in November 1984 for the purpose of completing the development of a series of products to be used as adjuncts to therapy by the substance-abuse treatment community.

In November of 1989, one of the components of the main product, 1-tryptophan, was banned by the FDA. This required destruction of product inventory and resulted in a substantial decline in sales over the next few years. During 1991 the majority of directors resigned and new directors were elected. By 1993, sales had fallen to less than 20% of the 1990 levels. In 1991 one of the Company's original Founders formed a new company, Natural Neuro Nutrition, Inc. (3NI), to develop new research and pursue similar goals of the original company.

NeuroGenesis, Inc. unsuccessfully pursued legal action against the new company, 3NI, which was settled in August of 1993 and resulted in the Company giving 3NI a royalty free license and reinstating the founder of 3NI on the Board of Directors of NeuroGenesis, Inc.

After settlement of the litigation in 1993, the Founder began reorganization of NeuroGenesis Inc. The Company, from an operational point of view, was basically inactive until February 1998. At that time, the Company acquired 3NI and a network marketing company, Nuero Health Products, in exchange for 500,000 shares of common stock valued at approximately $62,500.


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory
Inventories are stated at the lower cost or market. Cost is determined using an average cost method.

Property and Equipment
Property, and equipment are reported at a cost. Repairs and maintenance costs are charged to operations when incurred.

Depreciation
Depreciation is calculated using the straight-line method, based on the estimated useful life of the respective asset, which ranges between five years and ten years. Depreciation expense for 2000 and 1999 was $3,281 and $2,790 respectively.

Revenue Recognition
Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the sale of the products.

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Common Share
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Uninsured Cash Balances
The Company maintains its cash balances at several financial institutions. Accounts at the institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Periodically, balances may exceed this amount. At December 31, 2000, there were no uninsured balances.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

Reclassifications
Certain reclassifications were made to the 1999 financial statements and notes thereto in order to conform to the 2000 presentation

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

NEUROGENESIS, INC.
Notes to Financial Statements

Note 3 - PATENTS AND ROYALTIES

The Company has developed three patents since 1984. Registration of the first two patents was assigned to a key stockholder and officer of the Company in 1995 to partially satisfy a debt obligation (See Note 6). At the time of transfer the patents were valued at $89,153. A third patent was developed in 1999 at a cost of $10,410. The third patent was split into two applications by the Patent and Trademark Office (PTO). The first of these was awarded in 1999 and the second is pending. It is anticipated that these two patents will be assigned to the company by the two inventors (both officers of the Company), if and when the award by the PTO is complete.

An agreement exists between NeuroGenesis, Inc. and the key stockholder and officer, which allows the Company to use the patents without paying royalties as long as the stockholder remains an officer of the Company and receives renumeration according to the compensation agreement outlined in Note 8. No compensation was paid to this officer, under the compensation agreement, during 2000 and 1999.
The patent assignment and royalty agreement requires the Company to pay royalties of $.01 for each capsule manufactured by the Company if the conditions stated above are not met. No royalty fees were paid to this officer or accrued under this agreement during 2000 and 1999.

All legal fees associated with the development and protection of the patents have been paid by the Company and all proceeds of the law suits have been given to the Company even though the patents have been assigned to a key officer and shareholder of the Company.

Note 4-  PATENT INFRIGEMENT LITIGATION

The Company has been involved in extensive litigation developing and protecting the first two patents. In September 1998 the Company obtained a judgment against a former officer and stockholder of NeuroGenesis, Inc., in the amount of $7.2 million for patent, trademark and trade dress infringement, misrepresentation, conversion breach of contract and breach of fiduciary duty. Although the Company prevailed, the defendant died prior to the settlement of the judgment. Settlement with the estate of the defendant provided a $15,000 cash payment to NeuroGenesis, Inc. and conveyance of product inventory and accounts receivable valued at $19,976. The $15,000 cash was paid to legal counsel according to terms of the contingency agreement and for accrued legal expenses (See Note 5).

In September 1999 the Company obtained a permanent injunction and a $50,000 judgment against an ex-distributor of NeuroGenesis, Inc. and his company for patent, trademark and trade dress infringement, misrepresentation in commercial advertisement, misappropriation of trade secret, business defamation and product disparagement, libel and slander.

Legal counsel for NeuroGenesis, Inc. filed a suit against the defendant in December, 1999 for refusal to abide by the September 1999 settlement award and is vigorously pursuing this case since the defendant and his company continues to violate the court ordered injunction. The outcome of this litigation is uncertain. The Company's legal counsel has retained, in escrow, $30,000 of the $50,000 received to pay for the future legal expenses.

NEUROGENESIS, INC.
Notes to Financial Statements


Note 5-  LEGAL REPRESENTATION AND STOCK OWNERSHIP

In March 1998, the Company entered into a contingency ownership agreement with their legal counsel to perform legal services for NeuroGenesis, Inc. in connection with all cases related to patent infringement. The contingency percentage is 40% of all amounts recovered after filing suit, and 45% upon filing an appeal. The contingency percentage increases to 50% for defending a counterclaim filed by another party against the Company, or for bankruptcy proceedings filed by a defendant during representation, or for bankruptcy proceedings filed by the Company during representation.

As additional compensation for representation, legal counsel is entitled to an equity ownership interest in NeuroGenesis, Inc. equal to 10% of the total issued and outstanding stock, on a fully diluted basis, at the conclusion of representation, with an option to increase the ownership interest to 20% within six months after concluding representation. In January 2000, the Company issued 322,150 shares of common stock to legal counsel, which represents 20% of the 1,610,750 shares outstanding as of December 31, 1999 (See Note 9).

Note 6- NOTE PAYABLE
In March 1995 NeuroGenesis, Inc. had a $446,459 bank loan, which was personally guaranteed by an officer and major stockholder. The bank exercised the guarantee and collected the amount due from the individual shareholder.
In consideration to the shareholder for satisfying the debt, the Company issued shares of common stock valued at $165,878 and the balance of $280,581 was issued as a demand note, which bears interest at a rate of 6.0% per annum. In April 1995 the Company transferred ownership of two patents, valued at $89,153 to the officer and stockholder to reduce the balance due on the demand note.

During 1997 the Company applied $80,000 of royalty income against this shareholders note balance and paid the shareholder an additional $5,000 against the note (See Note 3). The remaining principal balance of $106,428 has been renewed annually with accrued interest. Total accrued interest payable at December 31, 2000 and 1999 was $165,316 and $155,959. Interest expense was $9,358 and $8,828 for 2000 and 1999 respectively.

In addition to this note the Company is indebted to the same officer and stockholder for legal expenses paid in connection with the lawsuit filed by NeuroGenesis, Inc. against 3NI, Lloyd's Bank, and the Company officer, which was settled in 1993. The amount owed is not evidenced by a note and is not accruing interest. The balance owed to the stockholder was $132,831 at December 31, 2000 and $143,159 at December 31, 1999. The note included $105,000 for the Company's legal fees and the balance for working capital.

NEUROGENESIS, INC.
Notes to Financial Statements


Note 7- INCOME TAXES
The Company has net operating loss carry forwards available to offset future taxable income of $1,728,933 and $1,734,465 for 2000 and 1999, respectively. Approximately $5,468 will expire in 2001, $54,000 in 2002, and $50,000 will expire in 2003. Approximately $400,000 will expire in 2005, $662,000 in 2006, $104,000 in 2007, $1,013 in 2008, and the balance of $109,375 in 2009.
The Company's tax records for 1992-1994 are not available as of the date of this report. These records were not turned over the current management when all other directors resigned in 1994 (See Note 1). Management is in the process of obtaining the tax records from the Internal Revenue Service.

A deferred tax asset of $587,837 and $448,993 was established in 2000 and 1999, which represents an effective tax rate of 34% applied to the net operating loss carry forwards. Due to missing tax records for the parent company between 1992 - 1994, and uncertainty regarding the ability of the Company to utilize the net operating loss carry forwards before they expire, a valuation allowance of $485,425 and $ 259,420 was established for 2000 and 1999, respectively.


Note 8- EMPLOYMENT AGREEMENTS

The Company has an agreement to pay certain directors and employees compensation based on net cash flow available, up to specified limits. The Boards of Directors must approve any compensation above the limits. During 2000 and 1999 no payments were made under this agreement. Only one director, who is employed by the Company, was paid for services during 2000 and 1999. The amount of compensation paid was employment related and is not part of this compensation plan.


Note 9 - OPERATING LEASES

The Company leases its corporate headquarters in Houston, Texas for office and warehouse space. Currently the Company occupies approximately 2,300 square feet and the monthly rent is $ 1,734 per month. The lease began in April 1999 and expires on March 31, 2002. At December 31, 2000, future minimum lease payments under these operating lease are as follows:

2001                     $  20,808
2002                         5,202

Total rent expense for the fiscal year ended December 31, 2000 and 1999 were $20,808 and $19,616.


Note 10- FOOD AND DRUG ADMINISTRATION REGULATIONS
The Company presently markets its products as nutritional products, rather than therapeutic products. The potential exists whereby the Company would be required to obtain approval from the Food and Drug Administration (FDA) to market its products. In addition, many states have statutory authority to regulate drugs and other nutritional products. Therefore, there is risk that the Company's products may become subject to state and federal regulations, and there is no guarantee that FDA approvals, if required would be granted.