Form 10QSB
period 2001-03-31
NEUROGENESIS INC
filed 2001-06-01
CIK 848071

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
days.   Yes_X____ No_____

As of  March 31, 2001 there were 2,003,600 outstanding shares of NeuroGenesis,
Inc. Common Stock, par value $0.025. There are 25,000,000 shares of Common
Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_

NeuroGenesis, Inc.
Index  to  Form 10-QSB

Part I

FINANCIAL INFORMATION ( UNAUDITED)

ITEM I.     FINANCIAL STATEMENTS

Balance Sheets as of  March 31, 2001 and  March 31, 2000 ( unaudited ).

Statements of Operations for the Three Months ended March 31, 2001/2000.

Statements of Cash Flows for the Three Months Ended March  31, 2001/2000.

Notes to Financial Statements.

ITEM 2.        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Part II

OTHER INFORMATION

     Item 6

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NeuroGenesis, Inc.

Balance Sheets

                                        Three Months Ended    Twelve Months Ended
                                         March  31, 2001       December 31, 2000
                                           (Unaudited)            (Audited)
ASSETS

Current Assets

Cash and cash equivalent                  $    79,057          $   51,325
Accounts receivable, net of allowance
 for doubtful accounts                         23,673              17,059
Inventories                                    55,348              29,173
Prepaid expenses                               24,357              39,412
Deferred tax asset,
Net of valuation allowance of $3,250
 for 2000 and $13,966 for 1999                    700                 700
                                             ______________     ____________

Total Current assets                      $   183,135          $  137,669

Fixed Assets:

Furniture, office equipment and
 net of  accumulated depreciation
 of  $10,125 for 2000 and $ 10,
 655 for 1999.                                  1,184               6,954

Patents, net of  accumulated
 amortization of $940 for                       3,900              12,529
 2000 and $392 for 1999

Total Fixed Assets                         $    5,084          $   19,493

Other Assets:

Deferred tax asset, net of valuation
 allowance of $482,175 for 2000 and
 $392 for 1999                                 92,725             101,712

Total Other Assets                         $   92,725          $  101,712

Total Assets                               $  280,944          $  258,863

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

Accounts payable and accrued expenses      $   39,340          $   16,411
Loans from Directors                          129,617             132,531

Total Current Liabilities                  $  168,957          $  148,942

Long-Term  Liabilities

Note payable to stockholder                $  165,317             165,317
                                             --------            --------
Total Long Liabilities                     $  165,317          $  165,317

Total Liabilities                          $  334,274          $  314,259

STOCKHOLDERS' EQUITY

Common Stock,
 par value $0.025 per share                    50,090          $   50,090
 authorized 25,000,000 shares;
 2,002,588 issued and
 outstanding at March 31, 2001
 and December 31, 2000.
 Additional paid in capital                 2,167,767           2,167,767

                                           (2,164,528)         (2,273,253)
                                             --------            --------
Total Stockholders Equity                  $  (53,330)        $   (55,396)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $  280,944         $   258,863

See accompanying notes to financial statements.

NEUROGENESIS, INC.
Statements of Operations

                                    Three Months Ended       Three Months Ended
                                     March 31, 2001            March 31, 2000

Revenues                                   $ 147,949          $  162,469
Cost of Goods Sold                            28,209              28,732
                                            --------            --------
Gross Profit                               $ 119,740           $ 133,737

Expenses:
Selling, General and Administrative
Expenses                                      98,592             108,353

Operating Income (Loss)                       21,148              25,384
Other Income (Expense) :
Interest (Expense)                               146                   -

Other Income (Expense)                             -                   -

-

Other Income Net
                                                 146                   0
Provision for Income Tax                           0                   0

Net Income                                $   21,002         $    25,384

Basic Earnings per Share                     $0.0105             $0.0145

Weighted Average Number of
Shares Outstanding                         2,002,588           1,750,760

     See accompanying notes to financial statements.

NEUROGENESIS, INC.
Statements of  Cash Flows

                                   Three Months Ended    Three Months Ended
                                     March 31, 2001       March 31, 2000

Cash Flow From Operating Activities

Net Income ( Loss)                           $21,002            $ 25,384

Operating  expenses not requiring
 use of cash:
Amortization expense                              98                 137
Depreciation expense                             437                 626

Shares issued for services                         0                   -

Net  (increase) decrease in operating assets   2,120                 344
and liabilities

Net Cash Provided by Operating Activities    $23,657             $26,441

Cash Flows from Investing Activities:

Purchase of properties and equipment               0                   0

Net Cash Provided by Investing Activities          0                   0

Cash Flows from Financing Activities:

Increase ( decrease) in notes payable         (2,914)             (1,460)

Net Cash Provided by Financing Activities    $(2,914)            $(1,460)
Net Increase (Decrease) in Cash              $20,743             $25,031

Cash- beginning of year                      $78,360             $52,840

Cash- end of year                            $99,443             $78,360
     Supplementary Disclosure:
     Cash paid for interest                        0                   0
Cash paid for taxes                                0                   0

Non-cash Transactions:
(See Statement of Stockholders Equity)
Shares Issued for Services                         0                   0
Shares Issued for Assets                           0                   0

     See accompanying notes to financial statements.

NEUROGENESIS, INC.
Notes to Financial Statements

     Note 1 -  Basis of Presentation:

     The financial statements include the accounts of NeuroGenesis, Inc. and it's subsidiaries. The balance sheet as of September 30, 2000, the statements of operations for the six months ended June 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 and the statements of cash flows for the same period in 2000 and 1999 have been prepared by the Company without audit. In the opinion of  management , these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for all periods presented except as explained in note 2. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operation results for an entire year. It is suggested that these interim financial statements read in conjunction with the audited financial statements and the notes thereto included in the audited financial statements and the notes thereto  included in the Company's Form 10KSB for the year ended 2000 filed with the United
States Securities and Exchange Commission (SEC) on or about March 31, 2001.

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

     Results of operations

For the three month period ending March 31, 2001 the Company had sales of  one hundred forty-seven thousand nine hundred forty-nine dollars as compared to one hundred sixty-two thousand four hundred sixty nine dollars for the same period in 2000. This represents almost a nine percent decrease which management attributes to a change in both management and marketing direction.
Net incomes from operations for the same periods were twenty-one thousand four hundred thirty-nine dollars for the period in 2001 as compared to twenty-six thousand ten dollars for the same period in 2000. This lower percentage of net profit per dollar of sale is in part due to one-time start-up cost for implementation of  the new marketing direction and in part to management changes.

     Liquidity and capital resources

The Company had total liabilities of  three hundred thirty-four thousand two hundred twelve dollars at March 31, 2001 compared to two hundred eighty-three thousand six hundred eighty-four dollars at December 31,2000. It is anticipated that cash requirements for the next fiscal  year will be provided by increased sales and net earnings. However, there can be no assurance that these activities will , in fact, provide the necessary working capital for the ensuing year..

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

     Item 6 - Exhibits and Reports on Form 8K.

(a)      Exhibits: None

(b)      Reports on Form 8K

               (1) February 19, 2001 - Resignation of Allene Snow, Network
Marketing Director.

     All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

                                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the 25th day of May, 2001.
           NeuroGenesis, Inc.

           Albert H. Bieser
     By    ____________________________________         Dated: May 25, 2001
           Albert H. Bieser, Chairman of the Board,
           President, Chief Executive Officer