Form 10QSB
period 2001-06-30
NEUROGENESIS INC
filed 2001-08-14
CIK 848071

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
preceding 12 months;      Yes______     No X______

and   (2) has been subject to such filing requirements for the past  90
days.   Yes_X____ No_____

As of  June 30, 2001 there were 2,003,600 outstanding shares of NeuroGenesis,
Inc. Common Stock, par value $0.025. There are 25,000,000 shares of Common
Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_

NeuroGenesis, Inc.
Index  to  Form 10-QSB

Part I

FINANCIAL INFORMATION (UNAUDITED)

ITEM I.     FINANCIAL STATEMENTS

Balance Sheets as of  June 30, 2001 (unaudited) and  December 31, 2000 (audited ).

Statements of Operations for the  Three months and Six Months ended June 30,
2001/2000 (unaudited )...

Statements of Cash Flows for the Six Months Ended  June 30, 2001/2000.

Notes to Financial Statements.

ITEM 2.        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Part II

OTHER INFORMATION

     Item 6

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NeuroGenesis, Inc.

Balance Sheets

                                              Six Months Ending       Twelve Months Ending
                                                June 30, 2001           December 31, 2000
                                                 (Unaudited)                 (Audited)
ASSETS

Current Assets

Cash and cash equivalent                         $    53,106               $   51,325
Accounts receivable, net of allowance
          for doubtful accounts                       12,075                   17,059
          Inventories                                 47,996                   29,173
Prepaid expenses                                      24,162                   39,412
     Deferred tax asset,
     Net of valuation allowance of $3,250
     for 2000 and $13,966 for 1999                       700                      700
                                          __________________________________________________

     Total Current assets                            138,039                $ 137,669

Fixed Assets:

Furniture, office equipment and  net of
accumulated depreciation of  $10,125 for
2000 and $10, 655 for 1999.                            8,379                    6,954

Patents, net of  accumulated amortization
of $940 for 2000 and $392 for 1999                    10,350                   12,529

     Total Fixed Assets                           $   18,729              $    19,483

Other Assets:

Deferred tax asset, net of valuation allowance
of $482,175 for 2000 and $392 for 1999                92,725                  101,712

     Total Other Assets                           $   92,725              $   101,712

     Total Assets                                 $  249,493              $   258,864

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

Accounts payable and accrued expenses              $    8,841             $     16,411
Loans from Directors                                  106,517                  132,531

     Total Current Liabilities                     $  115,358             $    148,942

Long-Term  Liabilities

Note payable to stockholder                        $  165,317                  165,317

     Total Long Liabilities                        $  165,317             $    165,317

     Total Liabilities                             $  280,675             $    314,259

STOCKHOLDERS' EQUITY

Common Stock, par value $0.025 per share               50,090             $     50,090
 authorized 25,000,000 shares; 2,002,588 issued and
 outstanding at March 31, 2001 and December 31, 2000.

Additional paid in capital                          2,167,767                2,167,767

                                                   (2,134,529)              (2,273,253)

     Total Stockholders Equity                    $   (52,146)            $    (55,396)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY         $   280,944             $    258,863

See accompanying notes to financial statements.

NEUROGENESIS, INC.
Statements of Operations

                                Three months         Six Months        Three Months       Six Months
                                   Ending              Ending             Ending            Ending
                               June 30, 2001       June 30, 2001       June 30, 2000    June 30, 2000

Revenues                       $143,044              $ 292,871           $162,469          $  262,311
Cost of Goods Sold               28,650                 56,859             28,732              51,254

Gross Profit                   $114,394               $236,012           $133,737           $ 211,057

Expenses:
Selling, General and
 Administrative Expenses        114,149                211,794            108,353             176,485

Operating Income ( Loss )          (245)                24,218             25,384              34,572

Other Income (Expense) :          1,389                  1,535                  0                (255)
Interest (Expense)                   50                     50                  0             (17,156)
Other Income Net                  1,439                  1,585                  0             (17,411)

Provision for Income Tax              0                      0                  0                   0

Net Income                   $    1,194               $ 22,633           $ 25,384            $ 17,161

Basic Earnings per Shr          $0.0006                $0.0013            $0.0145             $0.0098

Weighted Average Number
 of Shares Outstanding        2,002,588              2,002,588          1,750,760           1,750,760

     See accompanying notes to financial statements.

NEUROGENESIS, INC.
Statements of Cash Flows

                                                     Six Months Ended    Six Months Ended
                                                      June 30, 2001        June 30, 2000

Cash Flow From Operating
 Activities

Net Income ( Loss)                                      $ 1,194               $ 25,384

Operating  expenses not requiring use of cash:
Amortization expense                                         98                    137
Depreciation expense                                      1,202                    626

Shares issued for services                                    0                      -

Net (increase) decrease in operating assets             (11,534)                42,245
 and liabilities

Net Cash Provided by Operating Activities            $    9,040            $    68,392

Cash Flows from Investing Activities:                $        -                      0

Purchase of properties and equipment                          0                      0

Net Cash Provided by Investing Activities                     0                   (123)

Cash Flows from Financing Activities:                         0                      0

Increase ( decrease) in notes payable                   (23,100)                (1,460)

Net Cash Provided by Financing Activities              $(23,100)               $(1,460)

Net Increase (Decrease) in Cash                        $(32,140)               $25,031

Cash- beginning of  period                           $   99,443                $52,840

Cash- end of  period                                 $   67,303                $78,360
     Supplementary Disclosure:
     Cash paid for interest                                   0                      0

Cash paid for taxes                                           0                      0

Non-cash Transactions:
(See Statement of Stockholders Equity)
 Shares Issued for Services                                   0                      0
 Shares Issued for Assets                                     0                      0

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

     Results of operations
For the six month period ending  June 30, 2001 the Company had sales of  two hundred ninety-two thousand eight hundred seventy-one dollars as compared to two hundred sixty-two thousand three hundred eleven dollars for the same period in 2000. This represents almost a eleven percent increase which management attributes to a change in both management and marketing direction.
Net incomes from operations for the same periods were twenty-two thousand six hundred thirty-three dollars for the period in 2001 as compared to seventeen thousand one hundred sixty-one dollars for the same period in 2000. This higher percentage of  net profit ( 7.73 % for 2001 as compared to 6.54 % for
2000) per dollar of sale is in part due to  implementation of  the new marketing direction and in part to management changes.

     Liquidity and capital resources
The Company had total liabilities of  two hundred eighty thousand six hundred seventy-five dollars at June 30, 2001 compared to three hundred fourteen thousand two hundred fifty-nine dollars at June 30,2000. Cash at the 2001 period was $67,303 as to $78,360 at the 2000 period, a decrease of  14%
decrease which was mostly offset by an 11% decrease in liabilities.
Stockholders equity increased $3250 at June 30, 2001 compared to the same period in 2000. It is anticipated that cash requirements for the next fiscal year will be provided by increased sales and net earnings. However, there can be no assurance that these activities will , in fact, provide the necessary working capital for the ensuing year.

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

     Item 6 - Exhibits and Reports on Form 8K.

(a)      Exhibits: None

(b)      Reports on Form 8K

               (1) February 19, 2001 - Resignation of Allene Snow, Vice
President-Network Marketing.

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

           NeuroGenesis, Inc.

           Albert H. Bieser /s/
     By  ____________________________________         Dated: August 1, 2001
           Albert H. Bieser, Chairman of the Board,
           President, Chief Executive Officer