Form 10QSB
period 2001-09-30
NEUROGENESIS INC
filed 2001-11-13
CIK 848071

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
preceding 12 months;      Yes______     No___X___

and   (2) has been subject to such filing requirements for the past  90
days.   Yes_____ No_X____

As of  September 30, 2001 there were2,003,600 outstanding shares of
NeuroGenesis, Inc. Common Stock, par value $0.025. There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_

NeuroGenesis, Inc.
Index  to  Form 10-QSB

Part I

FINANCIAL INFORMATION ( UNAUDITED)

ITEM I.     FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2001 and  December 31, 2001 ( Audited ).

Statements of Operations for the Three and Six Months ended June 30, 2000/2001 and September 30, 2000/2001.

Statements of Cash Flows for the Three and Six Months Ended June 30, 2000/2001
and September 30, 2000/2001.

Notes to Financial Statements.

ITEM 2.        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Part II

OTHER INFORMATION

     Item 6

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                                    NeuroGenesis, Inc.

Balance Sheets

                                          September 30,            December 31,
                                             2001                      2000
                                         (Unaudited)                 (Audited)
ASSETS

Current Assets
Cash and cash equivalent                 $   68,256               $   51,325
Accounts receivable, net of allowance
 for doubtful accounts                       40,949                   17,059
Inventories                                  42,115                   29,173
Prepaid expenses                             25,789                   39,412

Total Current assets                      $ 177,109                $ 129,144

Fixed Assets
Furniture, office equipment and
 patents, net of accumulated
 depreciation.                               26,788                   19,816

Total Fixed Assets                      $    26,788                $  19,816

Total Assets                            $   203,899                $ 148,960

LIABILITIES

Current Liabilities:

Accounts payable and accrued expenses   $    45,770                $  16,411
Note Payable- Related Party                 104,393                  132,531
Loans from directors                        165,018                  165,018

Total Current Liabilities               $   315,181                $ 313,960

STOCKHOLDERS EQUITY (DEFICIT)
 25,000,000 Common Shares @ $0.025 and
 500,000 Preferred Shares authorized
 2,003,600 Common Shares @ $0.025 par
 value, outstanding                          49,842                  50,090
Additional Paid in capital                2,157,803               2,167,767
Accumulated Deficit                      (2,096,062)             (2,320,509)

Total Stockholders Equity                $  111,583            $   (495,802)

Total Liabilities and
 Stockholders Equity                     $  203,897            $    148,960

              See accompanying notes.

                              NEUROGENESIS, INC.
Statements of Operations

                                            Three Months Ended                  Nine Months Ended
                                               September 30                        September 30
                                           2001            2000                2001           2000

Revenues                              $  172,096        $  98,114          $  464,967     $  360,424
Cost of Goods Sold                        37,239           23,498              94,098         74,753
Gross Profit                             134,857           74,614             370,869        285,671

Selling, General and Administrative      110,219           64,439             322,013        240,924

Expense
Operating Income (Loss)                   24,638           10,175              48,856         44,747
Other Income (Expense)                   (35)       (35)            (5,866)     (17,446)
Interest

Provision for Income Tax                       0                0                   0              0

Net Income                                24,603           10,140              42,990         27,301

Basic Earnings per Share                 $0.0123           $0.005     1       $0.0215        $0.0137

Weighted Average Number of
Shares Outstanding                     2,003,600        1,993,680           2,003,600      1,993,680

          See Accompanying Notes.

                          NEUROGENESIS, INC.
Statements of Cash Flows

                                                                    Nine Months Ended
                                                                       September 30
                                                                    2001             2000
Cash flows from operating activities:
Net earnings                                                     $ 42,990          $ 27,031
Adjustments to reconcile net
 earnings to net cash flows
 from operating activities:

Depreciation                                                        2,454             2,289
( Increase) decrease in
 accounts receivable.                                             (23,890)          (2,869)

( Increase) decrease in
 inventories.                                                     (12,942)           26,093

Increase (decrease) in
 in accounts payable.                                              (1,221)           22,841

Net cash flows from
 operating activities                                               9,833            29,973

Cash flows from financing
 activities:
Advance from related party(s)                                           -

Repayment of note payable                                               -            (7,798)

Debt issuance                                                           -            ______

Net cash flows from financing

Activities                                                              0            (7,798)

Net increase in cash and cash
 and cash equivalents.                                              9,833            22,175

Cash and cash equivalents beginning
 of period.                                                        33,506            31,231

Cash and cash equivalents ending  of year.                        $41,064          $ 33,506

Supplementary cash flow information:

Cash paid for interest                                                  -            17,446

                   See accompanying notes.

NEUROGENESIS, INC.

Notes to financial Statements

Note 1 -  Basis of Presentation:
     The financial statements include the accounts of NeuroGenesis, Inc. and it's subsidiaries. The balance sheet as of September 30, 2001, the statements of operations for the three months ended September 30, 2001and 2000 and the nine months ended September 30, 2001 and 2000 and the statements of cash flows for the same period in 2001 and 2000 have been prepared by the Company without audit. In the opinion of  management , these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented except as explained in note 2. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operation results for an entire year. It is suggested that these interim financial statements read in conjunction with the audited financial statements and the notes thereto included in the audited financial statements and the notes thereto  included in the Company's Form 10 for the year ended 1999 filed with the United States
Securities and Exchange Commission (SEC) on or about September 1, 2000, as amended September 22, 2000 and as amended on or about October 3, 2000 and as amended October 31, 2001

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

Note 3 - Summary of significant accounting policies:
     Following is a summary of the Company's significant accounting policies:

          Basis of presentation - The accounting and reporting policies of the
Company conform to generally accepted accounting principals .

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

Results of operations
     For the nine month period ending September 30, 2001 the Company had sales of three hundred sixty thousand four hundred twenty four dollars almost twice the figure of one hundred eighty  three thousand six hundred seventy seven dollars ( $464,967.00) for the nine month period ending
September 30, 2000. Net income for the same periods were forty-two thousand nine hundred ninety dollars( $42,990.00) for 2001 and twenty-seven thousand three hundred one dollars ($27,301) for 2000.

     Liquidity and capital resources
     The Company had total liabilities approximating  two hundred ninety four thousand five hundred seventy two dollars at September 30, 2001 as compared to three hundred twenty two thousand six hundred twelve dollars at
September 30, 2000.  This decrease is attributed to net earnings. It is anticipated that cash requirements for the next fiscal  year will be provided by increased sales and net earnings. However, there can be no assurance that these activities will , in fact, provide the necessary working capital for working capital.

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

        /S/       Albert H. Bieser       /S/
     By  ____________________________________         Dated: November 15, 2000
         Albert H. Bieser, Chairman of the Board,
         President, Chief Executive Officer