Form 10KSB/A
period 2000-12-31
NEUROGENESIS INC
filed 2001-11-20
CIK 848071

SECURITIES AND EXCHANGE COMMISSION
450 5TH  STREET NW
WASHINGTON, D. C. 20549

---------------------------------

         FORM 10-KSB/A Annual Report Pursuant to Section 13 or 15 (d ) of
the Securities Exchange Act of 1934

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
($0.025)  Par Value Common Stock

Indicate by check mark whether the Company : (1) has filed all reports required to be filed  by Section 13 or 15 (d) of the Securities Exchange Act
of 1934 during the preceding 12 months ( or such shorter period that the
Company was required to file such reports ) ; and (2) has been subject to such filing requirements for the past ninety (90) days.

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

FORM 10-KSB/A

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

SIGNATURES

PART I

ITEM   1. DESCRIPTION OF BUSINESS

       THE COMPANY

NeuroGenesis, Inc.  ( the "Company" ) was incorporated in Utah on August 6,
1984 as Cozmal Technology, Inc. as an organization to find and promote new technology. On January 27, 1989 the name was changed to NeuroGenesis, Inc. At that time a definitive reorganization agreement ( the " Reorganization Agreement" )
was completed between the Company and Matrix Technologies, Inc. , a Texas corporation.
Matrix Technologies, Inc. ( " Matrix " ) was incorporated  November 13, 1984 to acquire the patentable work of Doctor Kenneth E. Blum, PhD, relating to nutritional supplementation and the efficient functioning of the hypothalamus and the hippo campus of the human brain and to promote that work. On July 16,
1995 " Matrix " amended the Articles of Incorporation changing the authorized shares from ten thousand (10,000) to one million five hundred thousand (
1,500, 000 ) in order that funding could be accomplished to promote the completed Blum formulations. The initial funding was a $250,000 loan from
Lloyd's Bank. The loan was guaranteed by Albert H. Bieser, President of "
Matrix ". In exchange for the loan guarantee Mr. Bieser received one common share for each dollar of loan guarantee. In accordance with the conditions of the " Reorganization Agreement " the Company conveyed four million two hundred thousand (4,200,000) shares of it's Common Stock to the shareholders of "
Matrix " in exchange for 100 % of the issued and outstanding shares of "
Matrix ". The Company also agreed to honor certain stock purchase options that had been previously granted to certain persons by " Matrix " which in the aggregate entitled the holders thereof to purchase up to two million ninety-eight thousand (2,098,000) Shares of the Company's Common Stock at a
price of one dollar ($1.00) per share at any time prior to December 1, 1993.
These options expired without being exercised by the holders. The Company then entered a market research program and found that the best method to sell the product at that particular time was to market direct to physicians and hospitals.
The combined  research of marketing and product led to a three hundred thousand dollar ($300,000) financing through the acquisition of Cozmal Technologies, Inc., a small public compamny whose situation at that time made it ideal for a reverse merger. As a result of this, the shareholders of Cozmal retained ten percent of the outstanding shares and the Matrix shareholders received ninety percent of the outstanding shares of Cozmal. Following the reorganization Matrix owned no assets and possessed no liabilities and was kept as a wholly owned inoperative subsidiary of the Company. The " Reorganization Agreement " also called for the resignation of the Company's Board of Directors and the appointment of a new Board of Directors consisting of Albert H. Bieser, Gary E. Bell, Michael
C. Trachtenberg, F. Lynn Estep and R. Bradford Perry. On April 19, 1989 the
Company was merged into NeuroGenesis, Inc. , a Delaware Corporation with an authorized capital of Fifteen Million (15,000,000)  at a par value of
$0.001 per share. NeuroGenesis, Inc. a Utah corporation was dissolved after the merger

On October 17, 1990 Robert Baldwin replaced Albert H. Bieser as CEO and Board
Chairman.A series of management changes then occurred during which time sales decreased from a high of $129,00 in October 1989 to a monthly low of approximately $10,000 in September 1993 due to an FDA ban on Tryptophan,a
significant component of the only product of the Company at that time. A few months later the Company was taken over by the financial interest of the
Company.

     In September 1993 Lloyd's Bank had not received repayment of their 1985 loan which had now totaled $475,000 in principal and interest and was in default. The Bank agreed to defer payment for eighteen months in exchange
$75,000 immediately and regularly scheduled monthly payments after the eighteen month period. Albert H. Bieser  provided the immediate cash payment of $75,000 and guaranteed the loan balance  in exchange for the Company's agreement to award the intellectual rights ( patents, trademarks, etc to
Albert H. Bieser in the event the Company defaulted on the loan. By March 10'
1995 no payments on the loan had been made to Lloyd's Bank. The loan was called and Albert H. Bieser's assets securing the loan were acquired by the
Bank. On April 6, 1995 the Company's Board of Directors ordered the transfer of the intellectual properties to Albert H. Bieser who in turn gave royalty free license to the Company as long as he remained CEO or President and
Chairman of the Board. In the event of his resigning this office, he, his heirs or assigns would receive a royalty equivalent to one cent ($0.01) per capsule.

     At this time Matrix Technologies, Inc. was dissolved.

On April 5, 1995 the following new directors were elected ; Albert H. Bieser, chairman, Karen Coady and David Bishop.

On February 11, 1998 the Company acquired 100% 0f the outstanding shares of Natural
Neuro Nutrition, Inc.,( 3NI), a Texas Corporation, for Three Hundred
ninety-seven Thousand  Nine Hundred Sixty (397,960) shares of the Company's
Common Stock and Neuro Health Products, a sole proprietorship, for One Hundred
Two Thousand and Forty (102,040) shares of the Company's Common Stock.  3NI was an operating company selling similar  products under license from
Neurogenesis, Inc. which had facilities, marketing, management teams, customers, and product fulfillment capability. NHP was a small network marketing firm which sold products similar to those of the Company.

When Insurance Companies and the Federal Government stopped " third party "
payment for nutritional products used in the treatment of alcohol and drug addiction, the Company determined to market directly to the end-user and developed NHP as a network marketing company. A network marketing company differs from a multi-level company in that the required sales volume is typically only a one month supply of inventory to the individual distributor as opposed to monthly sales requirements.-

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

     NEURECOVER-DA

The first product that was developed by the Company is NEURECOVER-DA, a patented  amino acid formulation that has been marketed to over 1700 hospitals and clinics from 1985 to the present time. Sales for the year 2000 totlaed approximately  $66,240.

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

The primary markets for NEURECOVER-DA are people who are addicted to alcohol, drugs, carbohydrate abuse, those who suffer from Attention Deficit Disorder or hyperactivity disorder and those who suffer from the effects of excessive pyschological stressors

Alcoholism counselors who have used NEURECOVER-DA with their patients report reduced levels of anger, urgency, irritation and compulsion coupled with increased levels of cooperation and earlier treatment response. In general,
NEURECOVER-DA has been well received by the alcohol treatment professionals who have used the product with their patients and it is steadily gaining acceptance as a useful nutritional adjunct to traditional alcohol treatment programs.

Currently the product is marketed through distributors to the end-user. As of this date the only advertising method in use by the Company is " word of mouth" and distributor direct contact.

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

In general, Neurecover-SA has been well received by the cocaine treatment professionals who have used the product with their patients. Like
NEURECOVER-DA, NEURECOVER-SA is steadily gaining acceptance as  a useful nutritional adjunct to traditional cocaine treatment programs.

As this is a patented product, it only has direct competition, those clinics which do not use the product.

BeCALM'd
This product is similar in composition to SAAVE, which has been tested and proven in scientifically  supervised clinical trials to greatly reduce the long and short term dilatory effects of stress and many of the symptoms of
Hyperactivity Disorders and Attention Deficit Disorders.

All of the ingredients in the Company's products are made from items on the
GRAS list of vitamins, minerals, amino acids, etc. Curative claims are not made for the products, only that they are useful adjuncts to therapy which has been accepted by the general scientific community.

( C ) Patents and Trademarks

     The Company operates under three patents and one registered trademark.

(1)      Patent Number 4,761,429 ENKEPHALINASE and ENDORPHINASE INHIBITORS AS
ANTI-CRAVING COMPOSITIONS.

     This patent was adjudicated in federal court as follows: That the 429
Patent covers any preparation using D- phenylalanine or ant effective combination of the following ingredients: D-phenylalanine; DL-phenylalanine;
D- leucine; DL-leucine; L-tryptophan ( or a substitute ) and hydrocinnamic acid in the treatment of or prevention of alcoholism and/or the treatment or prevention of cravings for alcohol. Cocaine and other narcorics. The 429
Patent also covers any preparation containing such ingredients used for the treatment of cravings for excessive amounts of foods containing carbohydrates;
sress-induced damage; attention deficit hyperactivity disorders and all other disorders that are related to neurotransmitter insufficiencies".

(2) Patent Number 5,189,064 TREATMENT OF COCAINE ADDICTION
          This Patent was adjudicated in Federal Court as follows: " That the
064 Patent covers among it's other claims, a composition used for treatment of cocaine and other narcotic addictions and/or to reduce cravings for cocaine other narcotics, cosisting of: (a) hydrocinnimic acid, any D-formmono amino acid, D-phenylalanine, and/or DL-phenylalanine; and (b) L-glutam,ic acid,
L-glutamate and/or L-glutamine and/or L-tryptophan ( or a substitute). The 064
Patent also covers any preparation containing such ingredients used for the treatment or prevention of cravings for excessive amounts of foods containing carbohydrates; strees induced organ damage; and attention
deficit/hyperactivity disorders and all other disorders that are related to neurotransmitter insufficiencies".

(3)      Patent Number 5,922,361 FOLIC ACID ENRICHED DIATARY SUPPLEMENT
COMPOSITIONS FOR SELF REGULATING STRESS-REDUCTION

     This Patent has not been adjudicated. It claims the uses of the 429 and
064 patents and teaches that the formulae in them can be improved through the use addition of Folic Acid.

     ( D ) FEDERAL REGULATION
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

     All of the ingredients in the Company's products are made from items on the GRAS list of vitamins, minerals, amino acids, etc. Curative claims are not made for the products , only that they are useful adjuncts to therapy which has been accepted by the general scientific community.

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

(B) NeuRecovery-SA has proved to be very useful as an adjunct to therapy n recovery from the abuse of stimulants such as
cocaine and the amphetamines. The drugs used most commonly in the treatment of such addictions are  Disipramine, Bromcriptine and Amantadine.

(C)  beCalm'd was originally formulated to diminish the dilatory effects of stress. In this use it's competition was generally books on stress management.
To this date no other competition has general use. beCalm'd was later found to be very helpful in the treatment of  attention deficit and hyperactivity disorders. It's principal competition is Ritalin and several drugs of the amphetamine type. The mechanism of action of these are unknown and their side effects are severe.  Never-the-less, the world's second largest pharmaceutical company, Ciba Geigy, the makers of Ritalin have stated that two thirds of their revenues come from the sale of Ritalin. Studies have shown that beCalm'd, the mechanism of action of which is well known and accepted, is more effective than Ritalin in 62.5% of ADHD cases.

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

     The Company had total liabilities of $314,259 at December 31, 2000 compared to $322,612 at December 31, 1999 and a working capital deficit of at December 31, 2000 compared to a deficit as of December 31, 1999. This increase in working capital is attributable to 149.2% increase in sales for 2000 as compared to 1999. The Company expects that cash requirements for operations for the next fiscal year will be provided by an increase in sales for the year-ending
December 31, 2001 and sales tools currently being installed by means of software integrating with the Company Website. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

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
(888) 699-1287 ¨ (210) 691-2911 (fax)
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

Clyde Bailey
Certified Public Accountant

February 17, 2001

NeuroGenesis, Inc.
Balance Sheets
As of December 31, 2000 and 1999

A S S E T S

                                                       2000          1999
Current Assets:
     Cash and cash equivalent                           $51,325       $31,231
     Accounts receivable, net of allowance               17,059        20,327
          for doubtful accounts
     Inventories                                         29,173        44,544
     Prepaid Expenses                                    39,412        33,042

               Total Current Assets                     136,969       129,144

Fixed Assets:
     Furniture and office equipment,                      6,954         9,798
          net of accumulated depreciation of
          $10,125 for 2000 and $ 10,655 for 1999
     Patents, net of accumulated amortization            12,529        10,018
          of $940 for 2000 and $392 for 1999

               Total Fixed Assets                        19,483        19,816

               Total Assets                            $156,452      $148,960

L I A B I L I T I E S    and   S T O C K H O L D E R S'    E Q U I T Y

                                                       2000          1999
Current Liabilities
     Accounts Payable                                   $16,411      $344,683
     Note Payable - Related Party                       165,018       155,959
     Loans from directors                               132,531       144,120

               Total Current Liabilities                313,960       644,762

Stockholders' Equity
     Preferred Stock, par value $.025 per share               -             -
          authorized 500,000 shares, no shares outstanding
     Common Stock,                                       50,090        43,769
          par value $.025 per share,
          authorized 25,000,000 shares;  2,003,588 and
          1,750,750 shares issued and outstanding
          at December 31, 2000 and 1999
     Additional Paid-In Capital                       2,167,767     1,780,938
     Accumulated Deficit                             (2,375,365)   (2,320,509)

               Total Stockholders' Equity              (157,508)     (495,802)

               Total Liabilities and Stockholders'
                Equity                                 $156,452      $148,960

NeuroGenesis, Inc.
Statement of Operations
For the Years Ended December 31, 2000 and 1999

                                                       2000          1999

     Sales, net of discounts                           $413,030      $276,815
     Cost of Sales                                      109,485        82,020

               Gross Profit                             303,545       194,795

     Legal and Professional Fees                       $      -       322,150
     Selling, general and administrative expenses       349,008       108,183

               Operating Income (Loss)                  (45,463)     (235,538)

     Other Income (Expense):
          Interest (expense)                             (9,393)       (8,828)
          Other Income (expense)                              -        (4,576)

               Other Income, net                         (9,393)      (13,404)

               Net Income (Loss)                       $(54,856)    $(248,942)

               Net Income (Loss) per share             $      -        $(0.18)

               Weighted average shares outstanding    2,003,588     1,750,750

NeuroGenesis, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2000 and 1999

                                                              Additional                  Total
                                        Common Stock          Paid-In       Accumulated   Stockholders'
                                   Shares          Amount     Capital       Deficit       Equity

Balance December 31, 1998           1,750,750      43,769     1,780,938    (2,071,567)     (246,860)

     Net Loss, December 31, 1999            -           -             -      (248,942)     (248,942)

Balance December 31, 1999           1,750,750      43,769     1,780,938    (2,320,509)     (495,802)

     Stock Issued                     382,838       9,571       373,267             -       382,838

     Stock Cancelled                 (140,000)     (3,500)        3,500             -             -

     Stock issued for services         10,000         250        10,062             -        10,312

     Net Loss, December 31, 2000            -           -             -       (54,856)      (54,856)

Balance December 31, 2000           2,003,588     $50,090    $2,167,767   $(2,375,365)    $(157,508)

NeuroGenesis, Inc.
Statement of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                                 2000               1999
     Cash Flows from Operating Activities:

          Net Income (Loss)                                     $(54,856)           $(248,942)

          Operating expenses not requiring use of cash:
               Amortization expense                                  548                  392
               Depreciation expense                                3,281                2,790
               Shares issued for services                        393,150                    -

          Net (increase) decrease in operating assets and
           liabilities                                          (330,445)             265,193

     Net Cash Provided by Operating Activities                    11,678               19,433

     Cash Flows from Investing Activities:

          Purchase of property and equipment                      (3,607)             (13,631)

     Net Cash Provided by  Investing Activities                   (3,607)             (13,631)

     Cash Flows from Financing Activities:

          Increase in notes payable                                9,358                8,828
          Payment of notes payable                                     -                    -

     Net Cash Provided by Financing Activities                     9,358                8,828

     Net Increase (Decrease) in Cash                               17,429              14,630

     Cash -Beginning of year                                       31,231              16,601

     Cash -End of year                                            $48,660             $31,231

     Supplementary Disclosure:
               Cash Paid for Interest                               9,393               8,828
               Cash Paid for Taxes

     Non-cash transactions:
          (See Statement of Stockholders' Equity)
               Shares Issued for Services                          20,312             382,838
               Shares Issued for Assets                                 0                   0

NEUROGENESIS, INC.
Notes to Financial Statements

Note 1- ORGANIZATION

NeuroGenesis, Inc. (the "Company") is a Delaware Corporation and is the
successor to the business operations of Matrix Technologies, Inc., a Texas
Corporation, which was incorporated in November 1984 for the purpose of completing the development of a series of products to be used as adjuncts to therapy by the substance-abuse treatment community. The company has a total of
50,000,000 authorized common shares with a par value of $.025 per share and with 2,002,588 common shares issued and outstanding as of December 31, 2000.
The Company has a total of 5000,000 authorized shares of preferred stock with a par value of $.025 and no shares are outstanding.

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

After settlement of the litigation in 1993, the Founder began reorganization of NeuroGenesis  Inc. The Company, from an operational point of view, was basically inactive until February 1998.  At that time, the Company acquired
3NI and a network marketing company, Nuero Health Products, in exchange for
500,000 shares of common stock valued at approximately $125,062..

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

NEUROGENESIS, INC.
Notes to Financial Statements
Stock Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock
Based Compensation" established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure.  The
Company did not adopt the fair value based method but instead discloses the effects of the calculation required by the statement

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.
Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Revenues are recognized in the period in which they occur.  Revenues are recognized from sales of products when they are shipped. Revenue and expenses are accrued at the end of the accounting periods for proper accounting in order to comply with generally accepted accounting procedures.

Summary of Recent Accounting Pronouncements

SFAS 129
Statement of Financial Accounting Standards No. 129, Disclosure of Information
about Capital Structure ("SFAS 129"), effective for periods ending after
December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS
129 has had no effect on the Company as it currently discloses the information specified.

SFAS 130
In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position are unaffected by implementation of these new standard Statement of Financial
Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131
SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding

NEUROGENESIS, INC.
Notes to Financial Statements

Summary of Recent Accounting Pronouncements (continued)
products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement has had no effect on the
Company's financial statements for the periods presented.

SFAS 132
Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure
about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.
SFAS 133
Statement of Financial Accounting Standards (SFAS) 133, "Accounting for
Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

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

NEUROGENESIS, INC.
Notes to Financial Statements

Note 3 - PATENTS AND ROYALTIES (continued)

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

All legal fees associated with the development and protection of the patents have been paid by the Company and all proceeds of the law suits have been given to the Company even though the patents have been assigned to a key officer and shareholder of the Company.  Total legal fees paid by
NeuroGenesis, Inc. related to these patents were $28,684 in 2000 and $28,684 in 1999 (See Notes 4 & 5).

All royalty income has been given  to the Company.  During 2000 and 1999,
NeuroGenesis, Inc. received royalty income of $3,317 and $3,197 related to the patents assigned to the officer and stockholder.

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

Legal counsel for NeuroGenesis, Inc. filed a suit against the defendant in
December, 1999 for refusal to abide by the September 1999 settlement award and is vigorously pursuing this case since the defendant and his company continues to violate the court ordered injunction.  The outcome of this litigation is uncertain.  The Company's legal counsel has retained , in escrow, $30,000 of the $50,000 received to pay for the future legal expenses.

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

As additional compensation for representation, legal counsel is entitled to an equity ownership interest in NeuroGenesis, Inc. equal to 10% of the total issued and outstanding stock, on a fully diluted basis, at the conclusion of representation, with an option to increase the ownership interest to 20%
within six months after concluding representation.  In January 2000, the
Company issued 322,150 shares of common stock to legal counsel, which represents 20% of all shares at December 31, 1999 (See Note 9).

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

11
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

NEUROGENESIS, INC.
Notes to Financial Statements

Note 10 - Common Stock

In January 2000, the Company canceled 140,000 shares of common stock held by previous officer and stockholder, in accordance with the lawsuit, which was awarded in September 1998 by judgement (See Note 4).

The Company also issued 322,150 or 20% of its outstanding stock to legal counsel in accordance  with their compensation agreement (See Note 5).  The value of this transaction is $322,150.

An additional 60,688 shares of common stock were also issued in January 2000 to two Company directors in lieu of compensation.  The value of this transaction is $60,688 based on the stock price on the date of issuance.

The Company also issued 10,000 for service valued at $10,312.

Note 11- FOOD AND DRUG ADMINISTRATION REGULATIONS

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

Lary A. Dorrington is the Vice President of Marketing, Secretary, Director and
a principal shareholder of the Company. He holds a Bachelor of Science Degree in Biology and Chemistry (1979) and a Master of Science Degree in Management
(1989)  from the University of Houston. He served in retail corporate management with  Joske's (department stores) in Houston, Texas until 1981. Mr.
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

(B)      OPTION AND LONG TERM COMPENSATION TABLE
      There have been no restricted stock awards, stock options, SARs,
LTIP pay outs or other forms of long term compensation paid to any officer or director of the Company during the past three years nor or there any non-expired options effective at the present time.

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