Form 10QSB/A
period 2002-03-31
NEUROGENESIS INC
filed 2003-02-07
CIK 848071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D. C. 20549


FORM 10-QSB
------------------------





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934




NeuroGenesis, Inc.
Incorporated in the State of Delaware
Employer Identification Number 76-0320137


Check whether the issuer (1) timely filed all  reports
required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934  during the preceding 12
months;      Yes______     No___X___

and   (2) has been subject to such filing requirements for
the past  90 days.   Yes__X___ No_____

As of March 31, 2002 there were 2,003,600 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025. There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one):
Yes___ No_X_












NeuroGenesis, Inc.
Index  to  Form 10-QSB


Part I




FINANCIAL INFORMATION (UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of  March 31, 2002 and December 31, 2001
(Audited ).


Statements of Operations for the Three Months ended March
31, 2002/2001.

Statements of Cash Flows for the Three Ended March 31,
2002/2001.

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II



OTHER INFORMATION

	Item 6






SIGNATURES








PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements




NeuroGenesis, Inc.
Balance Sheets
                             March  31,          December 31,
                              2002               2001
                            ( Unaudited)        ( Audited )
ASSETS

CURRENT ASSETS
Cash and cash equivalent         $69,117	$   54,995
Accounts receivable, net
of allowance for doubtful
accounts                           6,863	     6,543
OTHER CURRENT ASSETS
Inventories	   	          20,459	    33,055
Prepaid expenses                  14,286            10,240
                               _________________________________

Total Current assets            $110,725	 $ 104,833
                               _________________________________
FIXED ASSETS
Furniture, office equipment
and patents, net of
accumulated depreciation.	$  33,837        $  32,035
Patents, net of accumulated
amortization of $1609 for
2001 and $940 for 2000	        $   9,884   	 $  10,040

Total Fixed Assets	        $  43,721	 $  42,076




TOTAL ASSETS			$ 154,446	$  146,909










LIABILITIES

CURRENT LIABILITIES:

Accounts payable and
accrued expenses	   $         250	 $    66,513
Note payable-
related party		   $     104,128  	 $   107,228
Loans from directors	   $     173,268	 $   173,268
Other current liabilities  $      75,918	       -
                           __________________________________
Total Current Liabilities  $     353,564	 $   347,009


STOCKHOLDERS EQUITY (DEFICIT)
25,000,000 Common Shares
@ $0.025 and 500,000 Preferred
Shares authorized
2,003,600 Common Shares
@ $0.025 par value,
 outstanding
	                         50,090               50,090
Additional Paid in
capital                       2,167,767            2,167,767
Accumulated Deficit          (2,416,974)          (2,417,957)
                            ____________         ____________
TOTAL STOCKHOLDERS EQUITY   $  (199,117)  	 $  (200,100)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY         $   154,447	         $   146,909



See accompanying notes.

NEUROGENESIS, INC.
Statements of Operations
                     Three Months Ended       12 Months Ended
                     March 31, 2002           December 31 2001
                     _______________          __________________
Revenues	     $  221,960	       	     $    548,799
Cost of Goods Sold       55,831		          134,906
                     ____________            _____________
Gross Profit	     $  166,129		     $    413,893

Selling, General
and Administrative
Expense 	     $  169,105              $    467,983
                     ___________             ______________
Operating Income
(Loss) 		     $<   2,976>                 < 54,090>

Other Income (Expense)
Interest(Expense)          < 41>	         <  8,002>
Other Income	          4.000			   19,500
                      __________              _____________
Other Income Net     $    3,959		     $     11,498

Net Income (Loss)    $      983		     $  <  42,592>

Net Income(Loss)
per share	     $   0.0005            $   <     0.02>

Weighted average
shares outstanding	2,003,588           	2,003,588



The accompanying are an integral part of the financial statements


NEUROGENESIS, INC.
Statements of Cash Flows
                     Three Months Ended		Twelve Months
   	             March 31, 2002		December 31, 2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net earnings	      $      983		$   <42,592>
Amortization	               -		        669
Depreciation		   1,011	              7,671
Shares issued for
services
Net<increase> decrease
in operating
Assets and liabilities     17,885         	     85,908
                          ________               _____________
Net Cash Provided by
Operating Activities	   19,879		     51,656

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property
and equipment		  < 2,657>	            <32,774>
                          _________               ____________
Net Cash Provided by
Investing Activities      < 2,657>		    <32,774>

CASH FLOWS FROM FINANCING
ACTIVITIES

Increase in notes
payable				-	                  -
Payment of notes
payable			   <3,100>	            <15,212>
                          __________               ___________
Net Cash Provided
by Financing Activities	   <3,100>		    <15,212>

NET INCREASE-DECREASE
IN CASH                    14,122		      3,670

CASH-BEGINNING OF YEAR	   54,995	             51,325
		        ____________             ______________
CASH-END OF YEAR      $    69,117       	$    54,995


SUPPLEMENTARY DISCLOSURE
Cash Paid for Interest		-                     8,002

Cash Paid for Taxes		-			  -

NON-CASH TRANSACTIONS
Shares Issued for Services	-	                  -
Shares Issued for Assets        -		          -


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




Item 2.  Management's Discussion and Analysis of  Financial
Condition and Results of Operations.


Results of operations
For the three month period ending March 31, 2002 the Company had sales of two hundred twenty-one thousand nine hundred sixty dollars( $221,960 ). Net income for the period was nine hundred eighty-three dollars ( $983 ). This equates to earnings for this period of $0.0005 per share as compared to sales of one hundred forty seven thousand nine hundred dollars ( $147,900 ) with a net profit of twenty-one thousand two dollars ( $21,002 ) that equated to a $0.0105 per share net profit for the same period in 2001.

Liquidity and capital resources
The Company had total assets of one hundred sixty four thousand four hundred eighty-six dollars ( $164,486 ) with total liabilities of three hundred fifty-three thousand five hundred sixty-four dollars ( $353,564 ) producing a stockholders equity of a negative one hundred eighty nine thousand seventy-eight dollars ( $<189,078> ) at March 31, 2002. This compares to total assets of two hundred eighty thousand nine hundred forty-four dollars ($280,944) with total liabilities of three hundred thirty-four thousand two hundred seventy-four dollars ($334,274) producing a stockholders equity of a negative fifty three thousand three hundred thirty dollars ($53,330) at March 31, 2001. This reduction in stockholder equity is caused by a method of accounting change in late 2001 and a write off of previously amortized software cost. It is anticipated that cash requirements for the next fiscal three months will be provided by increased sales and net earnings. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months

This Form 10QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations " Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" and elsewhere from time to time in the Company's SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

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

	NeuroGenesis, Inc.

             /S/       Albert H. Bieser       /S/
	By  ____________________________________
     Dated:   February 1, 2003
	      Albert H. Bieser, Chairman of the Board,
	      President, Chief Executive Officer





       NeuroGenesis, Inc.

             /S/       Albert H. Bieser       /S/
	By  ____________________________________
     Dated:   February 1, 2003
	      Albert H. Bieser, Chief Financial Officer








CERTIFICATION

I, Albert H. bieser, certify that:

1. I have reviewed this quarterly report on form 10-QSB of NeuroGenesis, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made not misleading with respect to this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedure (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the Registrant and have:

	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

	b) evaluated the effectiveness of the registrant's disclosure controls and precedures as of a date within 90 days prior to th filingdate of this quarterly report (the "Evaluation Date"), and

	c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls:
            and

	b) any fraud, wherther or not material, that involves management or other employees who have a signifiant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controlsor in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February 1, 2003

    /s/    Albert H. Bieser  /s/
___________________________________
 Albert H. Bieser
 Chairman, President, Treasurer and Chief Financial Officer