Form 10KSB/A
period 2001-12-31
NEUROGENESIS INC
filed 2003-02-11
CIK 848071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
COMMISSION FILE NUMBER 0-18515

NEUROGENESIS, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
76-0320137
(IRS. EMPLOYER IDENTIFICATION NO.)

120 Park Avenue League City, Texas
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
77573
(ZIP CODE)



ISSUER'S TELEPHONE NUMBER (281) 333-0177  SECURITIES TO BE
REGISTERED UNDER SECTION 12 (B) OF THE ACT:
NOT APPLICABLE SECURITIES TO BE REGISTERED UNDER SECTION 12 (G)
OF THE ACT: COMMON STOCK, $.025 PAR VALUE PREFERRED STOCK
$ .OO1 PAR VALUE

Indicate by check mark whether the Company: (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the Company was required to file such reports);and (2) has been subject to such filing requirements for the past ninety days.

Yes  [X] No [ ]

The issuer's revenues for the year ended December 31, 2001 were
< $52,690 >.

As of December 31, 2001 there were 2,003,588 shares of ($0.025) par value Common stock (the Company's only class of voting stock) outstanding. The aggregate market value of the common shares of the Company on December 31, 2001 (based upon the mean of the closing bid and asked price) held by non-affiliates of the Company was approximately $38,736.

DOCUMENTS INCORPORATED BY REFERENCE
None


FORM 10-KSB

NEUROGENESIS, INC.

TABLE OF CONTENTS

PART 1

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis of Plan or
         Operations

Item 7.  Financial Statements

Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons: Compliance with Section 16 (a) of the Exchange Act.

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8K


SIGNATURES


PART III
Item 1. Index to Exhibits

Item 2. Description of Exhibits

PART 1

ITEM 1. DESCRIPTION OF BUSINESS


THE COMPANY

NeuroGenesis, Inc. (The "Company") was incorporated in Utah on August 6, 1984 as Cozmal Technology, Inc as an organization to find and promote new technology. On January 27, 1989 the name was changed to NeuroGenesis, Inc at the same time a definitive reorganization agreement (The " Reorganization Agreement ") was completed between the Company and Matrix Technologies, Inc. ("Matrix"), a Texas Corporation.

Matrix was incorporated November 13, 1984 to acquire the patentable work of Dr. Kenneth E. Blum, Ph.D., relating to nutritional supplementation and the efficient functioning of the hypothalamus and the hippo campus of the human brain and to promote that work.

On July 16, 1995 "Matrix" amended their Articles of Incorporation changing the Authorized Shares from Ten Thousand (10,000) to One Million Five Hundred Thousand(1,500,000) in order that funding could be accomplished to promote the completed Blum formulations. The initial funding was a Two Hundred Fifty Thousand Dollar ($250.000) loan from Lloyd's
Bank. The loan was guaranteed by Albert H. Bieser, President of "Matrix". In exchange for the loan guarantee Mr. Bieser received one Common Share for each dollar of loan guarantee. In accordance with the conditions of the "Reorganization Agreement" the Company conveyed a total of Four Million Two Hundred Thousand Shares of it's Common Stock to the shareholders of "Matrix" in exchange for One Hundred Percent (100%) of the issued and outstanding stock of "Matrix". The Company also agreed to honor certain stock purchase options that had been previously granted to certain persons by "Matrix" which in the aggregate entitled the holders thereof to purchase up to two Million Ninety Eight Thousand Shares of the Company's Common Stock at a price of One Dollar($1) per Share at any time prior to December 1. 1993. Following the reorganization
"Matrix" owned no assets and possessed no liabilities and was kept as a wholly owned, inoperative subsidiary of the "Company".

The "Reorganization Agreement " also provided for the resignation of the Company's Board of Directors and the appointment of a new Board of Directors consisting of Albert H. Bieser, Gary E. Bell, Michael C. Trachtenberg, Ph.D., F. Lynn Estep, Jr. and R. Bradford Perry to serve until the next annual meeting of the Shareholders and their successors be elected.

On April 19, 1989, the Company's ownership was merged from NeuroGenesis Inc , a Utah Corporation to NeuroGenesis Inc. ,a Delaware Corporation with an authorized capital of Fifteen million (15,000,000) Shares at a par value of $0.001per share.

On October 17, 1990 the Board of directors replaced Albert H. Bieser with Robert Baldwin, former president of Gulf Oil and Refining Company Inc. A series of management changes then occurred during which time sales decreased from approximately One hundred thousand dollars ($100,000) per month to approximately Ten thousand dollars ($10,000) in September 1993. On June 2, 1993 the Authorized capital had been increased to Twenty five million (25,000,000) Shares at a par value of $0.001 per Share in an attempt to enable future financing. In September 1993 Lloyd's Bank had not received repayment of their 1985 loan and had received only Thirty thousand dollars while the loan and accrued interest now totaled Four hundred seventy five thousand ($475,000) and was in default. The bank agreed to defer payment for eighteen months in exchange for Seventy five thousand ($75,000) immediately and regularly scheduled monthly payments after the eighteen-month period. Albert H. Bieser provided the immediate cash payment of seventy Five Thousand dollars and to guarantee the balance in exchange for the Company 's agreement to award the intellectual rights (patents, trademarks, etc.)
to Albert H. Bieser should the  company default on the loan.

By March 10, 1995 no payments on the loan had been made to Lloyds Bank. The loan was called and Albert H. Bieser's assets securing the loan were acquired by the Bank .On April 6, 1995 the Company's Board of Directors ordered the transfer of the intellectual properties to Albert H. Bieser who in turn gave royalty free license to the Company as long as he remained CEO or President and Chairman of the Board. In the case of his resigning this office, he or his heirs or assigns would receive a royalty equivalent to one cent ($0.01) per capsule. At this time "Matrix" who had not paid franchise taxes since 1992 was dissolved.

On April 5, 1995 the Shareholders of the Company elected the following Directors: Albert H. Bieser of Houston, Texas, Karen Coady of Bacliff, Texas and David Bishop of DeLand, Florida.On February 11, 1998 the Company acquired 100 % of the outstanding shares of Natural Neuro Nutrition, Inc. ,a Texas Corporation ("Texas 3NI") , for Three Hundred Ninety Seven Thousand Nine Hundred Sixty(397,960) Shares of the Company's Common Stock and Neuro Health Products (a proprietorship, NHP) for One Hundred Two Thousand Forty (102,040) of the Company's Common Shares. 3NI was an operating company selling similar products under license from the company which had facilities, marketing, management teams, customers, and product fulfillment capability. NHP was a small network-marketing firm, which sold products similar to those of the Company.


INDUSTRY OVERVIEWS

Addiction: An Overview Until the mid 1930s, the medical consensus held that alcoholics and drug addicts were the victims of a fatal weakness of character which condemned its victims to a life of misery and a premature death. In general, chronic alcoholics and drug addicts were believed to be both untreatable and unworthy of treatment. This view of alcoholism and addiction prevailed until Alcoholics Anonymous proved that it was possible for large numbers of chronic alcoholics to overcome their alcoholism and become productive and useful members of society. Therefore, in recent years much of the social stigma associated with alcoholism and drug addiction has eroded. Alcoholism and drug addiction are no longer relegated to the realm of fatal character weakness and the medical community is coming to recognize that these maladies can be safely and effectively treated.

Collectively, alcoholism and drug addiction are believed by many to be the greatest single health problem in the United States. Alcoholism strikes one out of every ten American adults and the vast majority of untreated alcoholics die of alcohol related causes. It is estimated that untreated alcoholism alone costs the national economy more than $117 billion per year in lost productivity, unnecessary accidents and alcohol-related illness. Similarly, cocaine addiction has become epidemic in certain segments of the population. The " War on Drugs " has become a major political issue at the federal, state and local level and the amount of money devoted to drug education and treatment is expected to increase substantially. In order to understand the treatment of alcoholism and drug addiction, a prior understanding of the addictive process is essential.

First, and most importantly, it must be understood that large segments of the population can and do use these substances on a social basis with only a moderate risk of becoming addicts. For many people, the moderate use of alcohol and cocaine is perceived as a pleasant, albeit temporary, release from the trials and cares of everyday existence. Alcohol and drugs are glamorized in the same books, films, and music and television programs that carry commercial warnings of the dangers of alcohol and drugs. The final message is at best confusing. Against this backdrop of contradictory messages one stark fact remains:
IF A SUSCEPTIBLE PERSON USES ALCOHOL OR COCAINE, EVEN ON A SOCIAL BASIS, THE PROBABILITY OF ADDICTION APPROACHES THE INEVITABLE. Therefore, alcohol and cocaine truly are substances where one man's pleasure is another man's poison. Substances that are pleasant and are relatively harmless for one segment of the population are deadly poisons for another segment of the population. The following sections present a brief discussion of neurological biochemistry and the mechanics of alcoholism and cocaine addiction.

BRAIN CHEMISTRY
The brain is the most complex organ system within the human body. It regulates every facet of human existence from a simple heartbeat to highly complex motor functions, but reduced to bare e ssentials, all brain functions involve the transmission of the electrochemical message from one brain cell to another. In the usual case a transmitter cell will release a specific chemical compound (a neurotransmitter) into a synapse. When this neurotransmitter crosses the synapse and makes contact with the receptor cell on the other side an electrochemical message is delivered. After delivering a message most neurotransmitters are then recycled in the brain through several different recycling mechanisms. This constant flow of trillions of neurotransmitters across trillions of synapses and the constant recycling of neurotransmitters is the basic operating mechanism of the human brain. Most neurotransmitters are amino acids, aminated compounds or simple peptides, short amino acid chains that the body manufactures from the available amino acids contained in foods. The neurotransmitters, which appear to have the greatest significance in the addiction process are:
1. Endorphins and Enkephalins. - neurotransmitters which suppress electrochemical messages relating to pain, depressions and feelings of urgency. 2. Dopamine - a neurotransmitter that carries electrochemical messages relating to reward and pleasure. 3. Norepinephrine - a neurotransmitter that suppresses electrochemical messages relating to depression and feelings of urgency. 4. Gamma-amino butyric acid (GABA ) - a neurotransmitter that carries electrochemical messages relating to feelings of anxiety.
5. serotonin - a neurotransmitter that carries electrochemical messages relating to sleep and feelings of well being. These natural messengers, which are synthesized by transmitting cells within the brain, seek out and attach to specific sites on receptor cells within the brain in order to deliver their electrochemical message. The receptor sites will only accept molecules that have the right shape. The entire process is much like slipping a key ( the neurotransmitter ) into a lock ( the receptor ). If a sufficient number of receptors are " filled " with the appropriate neurotransmitters at any given time, a person feels a sense of comfort and well being. If an excessive number of receptors are " empty " at any given time a person feels a sense of urgency, irritation and depression. In general, a human being will seek out those activities, which increase natural neurotransmitter levels and avoid those activities, which decrease natural neurotransmitter levels. When a foreign substance interferes with this natural process, however, addiction often is the result.

MECHANISM
Over the last ten years alcoholism treatment professionals have focus on three principal factors which appear to be of critical importance in determining the susceptibility of a human being to alcoholism. These factors are : (1) A genetic predisposition to alcoholism such as that experienced by children of alcoholics. (2) Extended excessive stress such as that experienced by certain combat veterans. (3) Extended excessive exposure to heavy social drinking. At the present time it is generally believed that a genetic predisposition to alcoholism is by far the most common cause of alcoholism. Biological children of alcoholics are much more likely to become alcoholic than the general population and this tendency remains even when the children are adopted into non-drinking homes. Further studies have shown that children of alcoholics have significantly different responses to alcohol in laboratory test. Therefore it is generally agreed that a majority of alcoholics do process alcohol differently than the general population. Recent laboratory research has demonstrated that certain natural by-products of alcohol metabolism interfere with the normal neurotransmitter mechanisms discussed in the preceding paragraph. As alcohol is metabolized by the body chemical compounds known as tetrahydroisoquinolines ( TIQ's ) are produced. Since TIQs, which were first found in poppy plants, are remarkably similar to in structure to certain natural enkephalins and endorphins, they have the ability, along with most other opiates, to mimic the action of enkephalins and endorphins and create an artificial neurotransmitter response in certain regions of the brain. This artificial neurotransmitter response is the primary reason for the increased sense of well being that most people feel when they take a drink of alcohol. In a genetically predisposed person, however, the physiological response to alcohol is substantially different. Available research data demonstrate that many children of alcoholics experience a marked increase in natural enkephalin and endorphin levels when they are exposed to controlled amounts of alcohol in a laboratory setting. In these children of alcoholics, therefore, it appears that the artificial neurotransmitter response created by the TIQs, when coupled with the alcohol induced increase in natural enkephalin and endorphin levels, results in a response to alcohol that is greatly intensified. Therefore, it is believed that many children of alcoholics experience a much stronger sense of pleasure and well being from the same amount of alcohol consumption. This intensified effect, in turn, tends to produce more drinking behavior. As the level of alcohol consumption increases, however, the mimicking effect of the TIQ's begins to have profound effects on the natural endorphin and enkephalin mechanisms described above.

When a human brain is overloaded with alcohol induced TIQ's, the natural feedback mechanisms of the brain instruct the transmitter cells to produce fewer enkephalins and endophins in an attempt to eliminate the overload. At the same time, in response to increasing levels of TIQ's, the number of available receptor sites in the brain increases. Finally, the brain begins to produce greater quantities of the enzymes that are used to control neurotransmitter levels and aid in the neurotransmitter recycling process. The end result of these three processes is an increased need for neurotransmitters, a decreased ability to produce the required neurotransmitters and a neurotransmitter recycling system that has become abnormally efficient. In substance, fewer neurotransmitters are produced, despite a higher level of demand, and the bulk of the available neurotransmitters are recycled before performing their intended functions. When this process has progressed to a certain point, the artificial neurotransmitter responses caused by TIQ's will effectively replace the natural enkephalin and endorphin responses of the brain. After the alcohol induced TIQ's have "shut down" the natural neurotransmitter production systems, the unfilled neurotransmitter receptor sites create intense feelings of irritation, urgency and depression that can only be relieved by additional TIQ's. The person is now addicted to alcohol.

Once the cycle described above has taken hold, the damage caused by alcohol consumption remains long after alcohol consumption ceases. During extended periods of alcohol addiction, the human brain loses much of its ability to produce enkephalins and endorphins, develops an abnormal need for enkephalins and endorphins and develops an abnormal ability to recycle any enkephalins and endorphins that are in fact produced. Without an adequate supply of enkephalins and endorphins, the body has no natural ability to create feelings of well being and suppress feelings of urgency, irritation and depression. Therefore, most recovering alcoholics experience intense feelings of urgency, irritation and depression for an extended period of time after the cessation of drinking. These natural feelings of urgency, irritation and depression, in turn, are generally believed to be the primary contributing factor in the cycle of recovery and relapse that is common in recovering alcoholics. In an unending cycle, the substance that causes pain in the first place becomes the only substance that can relieve the pain.

COCAINE ADDICTION
While the end result of cocaine addiction is similar to the alcohol response discussed above, the underlying neurochemical mechanism is significantly different. Instead of providing an artificial substitute for the natural enkephalins and endorphins, cocaine causes the brain to release abnormally large amounts of dopamine, norepinephrine and serotonin and subsequently prevents the natural recycling of these neurotransmitters. The end result is a very high concentration of neurotransmitters that are able to make multiple contacts with the appropriate receptors. It is this high neurotransmitter concentration coupled with multiple neurotransmitter contacts that gives rise to the extreme euphoria experienced by cocaine users. Since cocaine inhibits the natural recycling process, however, the dopamine, norepinephrine and serotonin created by the brain are eventually broken down and flushed out of the body. This process eventually depletes both the neurotransmitters and the amino acids that are necessary to synthesize new neurotransmitters. With extended use, cocaine literally strips the bulk of the natural dopamine, norepinephrine and serotonin out of a user's limbic system, the brain region that controls feeling of reward and pleasure. This stripping effect, over time, results in severe neurotransmitter deficiencies and a craving response that is quite similar to the craving suffered by alcoholics. All cocaine users begin to feela reduced response to an identical drug concentration at somepoint in the progress of their addiction. This reduced response is a natural result of the neurotransmitter stripping described above. When the natural neurotransmitters are gone, the drug simply stops working. At this point, most cocaine addicts begin searching for another artificial means of creating feelings of well being that they used to derive from cocaine. Since the TIQs created by alcohol metabolism compensate for the natural effects of the neurotransmitters that have been stripped by cocaine, alcohol is frequently used for this purpose. Therefore, most cocaine users eventually end up as polydrug abusers who switch back and forth between cocaine and alcohol, or other drugs, in order to create or maintain the feelings of well-being that cannot be generated by their own damaged neurotransmitter systems. Much like the recovering alcoholic, the recovering cocaine addict must overcome the damage caused by his extended misuse of cocaine and alcohol. The problem is compounded, however, by the fact that a polydrug abuser has damaged several neurotransmitter systems. The cocaine abuse has stripped the neurotransmitters out of the dopamine, norepinephrine and serotonin systems, and the alcohol has damaged the enkephalin and endorphin systems by curtailing natural enkephalin and endorphin production and increasing the recycling ability of the brain. It is this dual addiction that makes cocaine addicts more difficult to treat than simple alcoholics.

EXISTING PRODUCTS
As explained above, alcoholism and cocaine addiction have a devastating nutritional effect on a number of different neurotransmitter systems. Therefore, the Company believes that an effective nutritional supplement for recovering alcoholics and addicts must focus on substantially all of the more common nutritional deficiencies. NEURECOVER-DA and NEURECOVER-SA, the Company's principal products, have been specifically formulated to provide the raw materials that are used by the body to repair damaged neurotransmitter systems. In the opinion of the Company's principal scientists, this approach allows the natural mechanisms of the body to select the specific nutrients it needs, and discard the nutrients that are not needed.

NEURECOVER-DA and NEURECOVER-SA have been carefully formulated to provide the specific amino acids that are essential to the restoration of proper brain chemistry in recovering alcoholics and 'cocaine addicts. These products help to restore optimal brain chemistry by providing a ready supply of raw amino acids that can he used by the brain to synthesize necessary neurotransmitters. While the ingredients in NEURECOVER-DA and NEURECOVER-SA have no direct physiological effect on a recovering alcoholic or addict, NEURECOVER-DA and NEURECOVER-SA have the ability to increase dietary levels of the specific amino acids that are used in the body's natural synthesis of essential neurotransmitters. The NEURECOVER-DA and NEURECOVER-SA formulations will not alter the base line ability of the body to synthesize neurotransmitters. They will, however, ensure an adequate supply of raw materials so that the brain's own neurotransmitter production systems are able to operate efficiently.

NEURECOVER-DA SAAVE The first product that was developed by the Company was SAAVE NEURECOVER-DA, a patented amino acid formulation that is presently being marketed to over 400 alcoholism and chemical dependency treatment professionals and their patients. The active ingredients in SAAVE (improved and renamed beCALM'dTM) are: DL-Phenylalanine a naturally occurring amino acid that is used by the body to synthesize dopamine and norepinephrine and inhibit the action of the enzymes that break down and recycle enkephalins and endorphins; L-Tryptophan, a naturally occurring amino acid that is used by the body to synthesize serotonin; L-Glutamine, a naturally occurring amino acid that is used by the body to synthesize Gamma-Amino Butyric acid (GABA); and Vitamin B6, a natural vitamin which aids the absorption of the amino acids by the digestive system and the synthesis of amino acids in the brain.

Inpatient alcohol treatment centers that currently use NEURECOVER-DA (and its sister product, beCALM'd following the first month of sobriety) on a regular basis report significant reductions in their AMA Drop out Rates. These reduced AMA Dropout Rates, in turn, increase both the profitability and the overall effectiveness of the treatment programs. Alcoholism counselors who have used NEURECOVER-DA and beCALM'd with their patients, report reduced levels of anger, urgency, irritation and compulsion coupled with increased levels of cooperation and earlier treatment response. In general, these products have has been well received by the alcohol treatment professionals who have used the product with their patients and it is steadily gaining acceptance as a useful nutritional adjunct to traditional alcohol treatment programs.

NEURECOVER-SA, the Company's second product, has achieved similar results with persons who are recovering from cocaine and other stimulant addictions. Because of the unique problems of these addicts, however, the formulation of NEURECOVER-SA is more complex. In addition to the amino acids in the beCALM'd and NEURECOVER-DA formulations, NEURECOVER-SA includes L-Tyrosine, an amino acid which is essential for the production of both dopamine and norepinephrine. Further, the NEURECOVER-SA formulation includes a number of vitamins and minerals that are not present in either beCALM'd or NEURECOVER-DA.

In general, NEURECOVER-SA has been well received by the cocaine treatment professionals who have used the product with their patients. Like NEURECOVER-DA, NEURECOVER-SA is steadily gaining acceptance as a useful nutritional adjunct to traditional cocaine treatment programs.

beCALM'd has also been tested and proven in scientifically supervised clinical trials to greatly reduce the long and short term dilatory effects of stress and many of the symptoms of Hyperactivity Disorders and Attention Deficit Disorders. The American Medical Association estimates between 70% and 80% of the cases they treat are stress related. This says that potentially three fourths of the American population are potentially a market for the product.

A variety of studies have shown over 20% of the American Public suffers from one form or another of Attention Deficit Hyperactivity Disorders (ADHD) Issuer's in house studies and marketing reports indicate 62.5% of the cases now being treated for ADHD are caused by nutritional deficiencies which can be overcome by products falling under issuer's patent protection.

COMPETITION
The Company's products are patented and these patents have been twice adjudicated successfully and the Company feels confident that further judicial testing will produce the same results. Thus there is no direct competition. However, there are indirect competitors for all of the products:

1. NeuRecovery-DA has few current competitors. Several drugs have been tried in the past but in general that were shown to be addictive or ineffectual. A perennial drug called Anabuse reemerges every three or four years. If a person has taken it and then drinks alcohol, he or she becomes violently ill. In a few cases patients have been known to have a stroke as a result. Another, newer one is from Europe. It is called Acomprosate and has been found useful for 30 days, in 30% of the cases, which have had 30 days of sobriety. By comparison, the Company's products can be used from the first day of treatment and have been successfully used over 20 years. It has also been used to help patients recover from Methadone abuse. Methadone is often used to enable recovery from abuse of heroin, morphine, and other opiate source drugs. (Methadone is considered a better or more socially accepted addiction than the opiates).

2. NeuRecovery-SA has proved to be very useful as an adjunct to therapy in recovery from the abuse of stimulants such a cocaine and the amphetamines. A paper on its use is attached entitled:
The Healing Process and Cocaine Recovery. This paper also describes the drugs commonly used in the treatment of such addictions; Disipramine, Bromocriptine and Amantadine.

3. beCALM'd was originally formulated to diminish the dilatory effects of stress. In this use its competition was generally books on stress management. To date no other competition has come into general use, beCALM'd was later found to be very helpful in the treatment of attention deficit and hyperactivity disorders. Its principle competition is Ritalin and several drugs of the amphetamine type. The mechanism of action of these drugs is unknown and their side effects are severe. Never the less, the world's second largest pharmaceutical company, Novartis , the makers of Ritalin, have stated that over 40% of their revenues come from the sale of Ritalin. Studies have shown that beCALM'd, the mechanism of action of which is well known and accepted, is more effective than Ritalin in 62.5% of ADHD cases studied.

GOVERMENT REGULATION
U. S. FOOD AND DRUG ADMINISTRATION (FDA) MATTERS

In general the FDA "protects" and 2) any curative claims must be approved by the FDA before such claims are made. Both of these "protections" are applied to products, regardless of form, that are used for medicinal purposes. However, such products fall into classes. (a) Those made from man made molecules and (b) those formulated from natural nutrients found on the FDA's GRAS (Generally Regarded as Safe) list. Thus anyone may sell anything processed in a FDA approved facility by an approved method, provided there are no curative claims made for the product. However, if ANY curative claims are made the product falls under regulation by the FDA. The one exception to this is curative benefitswhich the "scientific community" generally accepts as true. For example, Vitamin C or foods containing Vitamin C are generally regarded as helpful to persons having a cold. In this case, the Vitamin C manufacturer may say it is useful, but cannot claim it "cures" the cold. All of the ingredients in the Company's products are made from items on the GRAS list of vitamins, minerals, amino acids, etc. Curative claims are not made for the products, only that they are useful adjuncts to therapy, which had been accepted by the general scientific community.

There is considerable scientific and anecdotal evidence that indicates the issuer products do have "curative" properties. The company is, therefore, working to acquire the funding to do what is required to get Food for Drug Use, Approval from the FDA. At such time as this can be accomplished, it is believed a great deal of two of the country's problems, alcohol and drug abuse and ADHD, can be greatly alleviated. Once the FDA approval has been obtained, gaining the funding to sufficiently advertise the products should be easily realizable.

ITEM 2. DESCRIPTION OF PROPERTY

Neurogenesis, Inc.'s principal office is located at 120 Park Avenue, League City, Texas 77573 and currently occupies 5500 square feet of floor space. The space is leased from an unaffiliated third party for a term that expires May 1, 2005 with a monthly rental of Forty-five Hundred Dollar ($4,500) per month. Rent includes all utilities except electricity. Management ascertains that there is a very small likely-hood that the Company would not be able to renew the lease at about the same rate as there are numerous vacant offices in the Houston area.

ITEM 3. LEGAL PROCEEDINGS

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None



PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NeuroGenesis' Common Stock is currently traded over-the-counter on the Pink Sheets.Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

The table below sets forth the high bid price of the Common
Stock for the Fiscal years 2001 and 2000

Fiscal Year Ending         2001                  2000

First Quarter             $0.45              $0.06125

Second Quarter            $0.35                 $0.01

Third Quarter             $0.12              $0.06125

Fourth Quarter            $0.10              $0.30125

As of December 31, 2001 the Company had 164 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
AND LIQUIDITY

As of December 31, 2001 the Company had total liabilities of $347,009 compared to $313,960 at December 31, 2000.For fiscal 2001 there was a working capital deficit of <$242,176> as compared to <$176,562> for fiscal 2000. This decrease in working capital is attributable to $22,500 in prepaid expenses to two software companies that was written off due to non-delivery and uncollectability, approximately $26,000 of old accounts receivable were written off and approximately $12,000 in miscellaneous items were moved from capital to expense because of new accounting rules.

The Company expects that cash requirements for operations for the fiscal year 2002 will be provided by an increase in sales.
However, there can be no assurance that theseactivities will, in fact, provide capital for operations.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH FISCAL 2000

The Company had fiscal 2001 sales of $548,799 generating a gross profit of $413,893 as compared to fiscal 2000 sales of $413,030 and a gross profit of $303,545. These figures represent a 33% sales increase and a 36% gross profit increase over fiscal 2000. Expenses were $467,983 for 2001 as compared to $349,008 for 2000. This expense increase partially caused by a personnel increase in anticipation of a sales increase in 2001.

The net loss for 2001 was <$42,592> as compared to a net loss of
<$54,856> for 2000. A loss of <$0.02> per share in 2001 and
<$0.03> in 2000.
The Company plans to maintain expenses at the lowest possible amount until sales volume generates an acceptable level of net profit. In addition the Company expects that future operations will be funded by sales increases for the ensuing year.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

The information contained in the preceding paragraphs is forward looking and involves risks and uncertainties that could significantly impact expected results. While it is impossible to itemize the many factors and specific events that would affect the outlook of any company, the Company's outlook for fiscal 2002 is predominately bases on its interpretation of what it considers key economic assumptions.





ITEM 7. FINANCIAL STATEMENTS


NEUROGENESIS, INC.

Comparative Financial Statements

December 31, 2001 and 2000























Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230


CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson  #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 (210) 691-2911 (fax)
Member:
American Institute of CPA's
Texas Society of CPA's

Board of Directors
NeuroGenesis,Inc.
Houston, Texas

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

We have audited the accompanying consolidated balance sheet of NeuroGenesis Inc ("Company") as of December 31, 2001 and 2000 and the related consolidated statement of operations, changes in stockholders' equity, and statement of cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended 2001 and 2000 then ended in conformity with accounting principles generally accepted in the United States.

Clyde Bailey
Certified Public Accountant

September 14, 2002


NeuroGenesis, Inc.
Balance Sheets
As of December 31, 2001 and 2000

A S S E T S
				2001		     2000
Current Assets:
Cash and cash equivalent     $54,995 	          $51,325
Accounts receivable,
net of allowance for
doubtful accounts	       6,543 		   17,059

Inventories		      33,055 		   29,173
Prepaid Expenses	      10,240 		   39,412
			   ___________         ___________
Total Current Assets         104,833 		  136,969

Fixed Assets:
Furniture and office
equipment,	              32,036 	  	    6,954
net of accumulated
depreciation of
$17,796 for 2001 and
$ 10,125 for 2000

Patents, net of
accumulated amortization      10,040     	   12,529
of $1,609 for 2001 and
$940 for 2000	             _______ 	        _________


Total Fixed Assets	      42,076 		   19,483

Total Assets	            $146,909 		 $156,452
			  ==========		==========


LIABILITIES and STOCKHOLDERS' EQUITY


				   2001		  2000
Current Liabilities
 Accounts Payable	          $66,513 	  $ 16,411
 Note Payable - Related Party     107,228 	   165,018
 Loans from directors		  173,268 	   132,531
				  _______  	   _______
    Total Current Liabilities     347,009 	   313,960


Stockholders' Equity
 Preferred Stock,
 par value $.025 per
 share authorized 500,000 shares,
 no shares outstanding
Common Stock,	     	           50,090 	     50,090
 par value $.025 per share,
 authorized 25,000,000 shares;
 2,003,588 shares issued and
 outstanding
Additional Paid-In Capital      2,167,767         2,167,767
Accumulated Deficit	       (2,417,957)       (2,375,365)
			        ____________     ___________
Total Stockholders' Equity       (200,100)	   (157,508)

 Total Liabilities and
 Stockholders' Equity            $146,909         $156,452
			         =========	  =========

NeuroGenesis, Inc.
Statement of Operations
For the Years Ended December 31, 2001 and 2000


				   2001	   	  2000

Sales, net of discounts	          $548,799      $413,030
Cost of Sales			   134,906       109,485
				   ________     _________
    Gross Profit	           413,893       303,545

Legal and Professional Fees              - 	       -
Selling, general and
administrative expenses	           467,983       349,008
			          ________	 ________
    Operating Income (Loss)        (54,090)      (45,463)

Other Income (Expense):
 Interest (expense)	            (8,002)       (9,393)
 Other Income (expense)		    19,500 	      -
			           ________       _______
    Other Income, net		    11,498        (9,393)

    Net Income (Loss)	          $(42,592)     $(54,856)
				   ========     =========
    Net Income (Loss)
    per share		            $(0.02)       $(0.03)
				   ========     =========
    Weighted average shares
    outstanding		          2,003,588      2,003,588
			          =========      =========




NeuroGenesis, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2001 and 2000


				Additional		Total
	      Common Stock	Paid-In	   Accumulated	Stock-
              Shares   Amount	Capital	   Deficit      holders'
	      	                                        Equity

Balance
December
31, 1999     1,750,750  43,769  1,780,938 (2,320,509) (495,802)

Stock
Issued         382,838   9,571    373,267         -    382,838

Stock
Cancelled     (140,000) (3,500)     3,500         -          -

Stock issued
for services    10,000     250     10,062         -     10,312

Net Loss,
December
31, 2000             -       - 	        -    (54,856)  (54,856)
	        _______ ________  ________  _________  ________
Balance
December
31, 2000     2,003,588  50,090  2,167,767 (2,375,365) (157,508)
	     _________ _______  _________ ___________ __________
Net Loss,
December
31, 2001             -     - 	       -     (42,592)  (42,592)
	     _________ _______  _________ ___________ __________
Balance
December
31, 2000     2,003,588  50,090  2,167,767  (2,417,957) (200,100)
             _________ _______  _________   __________ __________



NeuroGenesis, Inc.
Statement of Cash Flows
For the Years Ended December 31, 2001 and 2000


				      2001	2000
Cash Flows from Operating
Activities:

  Net Income (Loss)		 $(42,592)   $(54,856)

  Operating expenses not
  requiring use of cash:

     Amortization expense    	      669 	 548
     Depreciation expense	    7,671      3,281
     Shares issued for services	        -    393,150

  Net (increase) decrease in
  operating assets and
  liabilities                      85,908   (330,445)
				_________  __________
Net Cash Provided by Operating
Activities			   51,656     11,678

Cash Flows from Investing
Activities:

  Purchase of property and
  equipment	                  (32,774)    (3,607)
				 _________  _________
Net Cash Provided by
Investing Activities	          (32,774)    (3,607)

Cash Flows from Financing
Activities:
  Increase in notes payable	        -     12,023
  Payment of notes payable        (15,212)	   -
				  ________    _______
Net Cash Provided by Financing
Activities		          (15,212)    12,023

Net Increase (Decrease) in Cash	    3,670     20,094

Cash -Beginning of year		   51,325     31,231
				  ________    _______
Cash -End of year		  $54,995    $51,325
				   =======    =======

Supplementary Disclosure:
     Cash Paid for Interest         8,002      9,393
     Cash Paid for Taxes

Non-cash transactions:
(See Statement of Stockholders'
 Equity)
      Shares Issued for Services        -    392,838
      Shares Issued for Assets	        0	   0








NEUROGENESIS, INC.
Notes to Financial Statements

Note 1- ORGANIZATION

NeuroGenesis, Inc. (the "Company") is a Delaware Corporation and is the successor to the business operations of Matrix Technologies, Inc., a Texas Corporation, which was incorporated in November 1984 for the purpose of completing the development of a series of products to be used as adjuncts to therapy by the substance-abuse treatment community. The company has a total of 25,000,000 authorized common shares with a par value of $.025 per share and with 2,003,588 common shares issued and outstanding as of December 31, 2001. The Company has a total of 5,000,000 authorized shares of preferred stock with a par value of $.025 and no shares are outstanding.

In November of 1989, one of the components of the main product, 1-tryptophan, was banned by the FDA. This required destruction of product inventory and resulted in a substantial decline in sales in early 1990. Sales then recovered over the rest of the year. In October of 1990, one of the Company's original Founders resigned and formed a new company, Natural Neuro Nutrition, Inc. (3NI), to develop new research and pursue similar goals of the original company. By 1993, the Company's sales had fallen to less than 20% of the 1990 levels.

In 1991, NeuroGenesis, Inc. unsuccessfully pursued legal action against the new company, 3NI, which was settled in August of 1993 and resulted in the Company giving 3NI a royalty free license and reinstating the founder of 3NI on the Board of Directors of NeuroGenesis, Inc.

During 1994 the majority of directors resigned and the Founder began reorganization of NeuroGenesis, Inc. The Company was unable to obtain necessary capital and from an operational point of view, was basically inactive until February 1998. At that time, the Company acquired 3NI and a network marketing company, Nuero Health Products, in exchange for 500,000 shares of common stock valued at approximately $125,062.

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory
Inventories are stated at the lower cost or market. Cost is determined using an average cost method.

Property and Equipment
Property, and equipment are reported at a cost. Repairs and maintenance costs are charged to operations when incurred.

Depreciation
Depreciation is calculated using the straight-line method, based on the estimated useful life of the respective asset, which ranges between five years and ten years. Depreciation expense for 2001 and 2000 was $7,671 and $3,281 respectively.


7
NEUROGENESIS, INC.
Notes to Financial Statements
Stock Based Compensation
The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non- employees for consulting services or to debt providers that had stock or options attached.

Fair Value of Financial Instruments
The Financial Accounting Standards Board ("FASB") Statement No.
107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2001 and 2000.

Impairment of Long-Lived Assets

The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

8
NEUROGENESIS, INC.
Notes to Financial Statements

Summary of Recent Accounting Pronouncements

SFAS 131
SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement has had no effect on the Company's financial statements for the periods presented.

SFAS 141

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.


9
NEUROGENESIS, INC.
Notes to Financial Statements

Summary of Recent Accounting Pronouncements (continued)

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



10
NEUROGENESIS, INC.
Notes to Financial Statements

Note 3 - PATENTS AND ROYALTIES (continued)

An agreement exists between NeuroGenesis, Inc. and the key stockholder and officer, which allows the Company to use the patents without paying royalties as long as the stockholder remains an officer of the Company and receives re-numeration according to the compensation agreement outlined in Note 8. No compensation was paid to this officer, under the compensation agreement, during 2001 and 2000.

The patent assignment and royalty agreement requires the Company to pay royalties of $.01 for each capsule manufactured by the Company if the conditions stated above are not met. No royalty fees were paid to this officer or accrued under this agreement during 2001 and 2000.

All legal fees associated with the development and protection of the patents, have been paid by the Company and all proceeds of the law suits have been given to the Company even though the patents have been assigned to a key officer and shareholder of the Company.

All royalty income has been given to the Company.  During 2001 and 2000, NeuroGenesis, Inc. received royalty income of $19,500 and $3,317 related to the patents assigned to the officer and stockholder.

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

In September 1999 the Company obtained a permanent injunction and a $50,000 judgment against an ex-distributor of NeuroGenesis, Inc., and his company for patent, trademark and trade dress infringement, misrepresentation in commercial advertisement, misappropriation of trade secret, business defamation and product disparagement, libel and slander.

Legal counsel for NeuroGenesis, Inc. filed a suit against the defendant in December, 1999 for refusal to abide by the September 1999 settlement award and is vigorously pursuing this case since the defendant and his company continues to violate the court ordered injunction. The Federal Circuit Court ruled in the Company's favor and the defendant has subsequently gone out of business.


11
NEUROGENESIS, INC.
Notes to Financial Statements


Note 5-  LEGAL REPRESENTATION AND STOCK OWNERSHIP

In March 1998, the Company entered into a contingency ownership agreement with their legal counsel to perform legal services for NeuroGenesis, Inc. in connection with all cases related to patent infringement. The contingency percentage is 40% of all amounts recovered after filing suit and 45% upon filing an appeal. The contingency percentage increases to 50% for defending a counterclaim filed by another party against the Company, or for bankruptcy proceedings filed by a defendant during representation, or for bankruptcy proceedings filed by the Company during representation.

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

During 1997 the Company applied $80,000 of royalty income against this shareholders note balance and paid the shareholder an additional $5,000 against the note (See Note 3). The remaining principal balance of $106,428 has been renewed annually with accrued interest. Total accrued interest payable at December 31, 2001 and 2000 was $173,269 and $165,316.
Interest expense was $8,002 and $9,358 for 2001 and 2000 respectively.

In addition to this note the Company is indebted to the same officer and stockholder for legal expenses paid in connection with the lawsuit filed by NeuroGenesis, Inc. against 3NI, Lloyd's Bank, and the Company officer, which was settled in 1993. The amount owed is not evidenced by a note and is not accruing interest. The balance owed to the stockholder was $107,228 at December 31, 2001 and $132,831 at December 31, 2000.
The note included $105,000 for the Company's legal fees and the balance for working capital.

The Company also has a line of credit in the amount of $45,000 from Lloyds TSB Bank in London England. The note carries an interest rate of 5.25% and will mature in August 2003.


12
NEUROGENESIS, INC.
Notes to Financial Statements

Note 7- INCOME TAXES
The Company has net operating loss carry forwards available to offset future taxable income of $1,770,623 and $1,728,933 for 2001 and 2000, respectively. Approximately $5,468 will expire in 2001, $54,000 in 2002, and $50,000 will expire in 2003.
Approximately $400,000 will expire in 2005, $679,759 in 2006, $119,923 in 2007, $3,663 in 2008, and the balance of $110,388 in
2009. The Company's tax records for 1992-1994 are not available as of the date of this report. These records were not turned over the current management when all other directors resigned in 1994 (See Note 1). Management is in the process of obtaining the tax records from the Internal Revenue Service.

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

				   2001	   2000

Current				$   -0-	  $ -0-
Deferred			    -0-	    -0-
Total provisions                 _______  _______
for income taxes	        $   -0-   $ -0-
                                 =======  =======


Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

				     2001     	    2000

Net operating loss
Carry-forward		          $ 653,891	$  638,494
Valuation allowance		   (653,891)	  (638,494)
                                   _________     __________
Total provisions for
income taxes	                $       -0-	$       -0-
                                   =========     ==========

Note 8- EMPLOYMENT AGREEMENTS

The Company has an agreement to pay certain directors and employees compensation based on net cash flow available, up to specified limits. The Boards of Directors must approve any compensation above the limits. During 2001 and 2000 no payments were made under this agreement. Only one director, who is employed by the Company, was paid for services during 2001 and 2000. The amount of compensation paid was employment related and is not part of this compensation plan.

13
NEUROGENESIS, INC.
Notes to Financial Statements


Note 9 - OPERATING LEASES

The Company leases its corporate headquarters at 120 Park
Avenue League Texas 77573 for office and warehouse space.
Currently the Company occupies approxiametly 5,500 square feet and the monthly rent is $ 4,621 per month. On
April 1, 2002 the Company entered into a thirty-six
36) month lease for approximately 5,877 square feet at a monthly rate of $4,621 per month. At December 31, 2001, future minimum lease payments under these operating lease are as follows:

                   2002	       5,202


Total rent expense for the fiscal year ended December 31, 2001 and 2000 were $20,808 per year.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
COMPLIANCE WIH SECTION 16(A) OF THE EXCHANGE ACT

(A)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

 The Company did not hold a shareholders meeting in 2001. At the annual meeting of the Company's shareholders in 2000 the shareholders elected the following officers and Directors for the Company and they remained in office for 2001.

Name and Address                Age    Position

Albert H. Bieser               	69     President, Treasurer
15535 St. Cloud                        and Chairman
Houston, Texas 77062

Lary A. Dorrington              45     	Vice President,
P.O. Box 361                            Secretary and Director
Seabrook, Texas 77586

William R. Barrow               59      Director
P. O. Box 678
Seabrook, Texas 77586

Terry Neher                     62      Director, Advisory
25717 118th Place SE                    Board Chairman
Kent, Washington 98031

Albert H. Bieser is Board Chairman, President, Treasurer, a principal stockholder and a founding member of the Company. He holds Bachelor of Science Degrees in Business Administration (1953 )and Electrical Engineering (1959)from the University of Colorado. He also holds a Master of Science Degree in Electrical Engineering from Southern Methodist University (1963). Prior to 1984, Mr. Bieser served as the President of B. E. Industries, Inc., a successful private company that manufactured ship board satellite antenna aiming systems, President of General Computer Systems, Inc. a publicly held firm which manufactured a proprietary "key-disk-tape" data entry subsystem and as Managing Director of Recognition Equipment-Europe, a computer related company.

Lary A. Dorrington is Vice President of Marketing, Secretary, Director and a principal shareholder of the Company. He holds a Bachelor of Science Degree in Biology and Chemistry (1979) and a Master of Science Degree in Management(1989)from the University of Houston.He served in retail corporate management with Joske's of Houston(department stores) until 1981.
Mr. Dorrington has been a professional educator for the past nineteen years. He is a Past President of the Clear Creek Educators Association, a member of Phi Delta Kappa, the Association for Supervision and Curriculum Development, the Texas Science Teachers, the National Science Teachers Association, the Texas Association of Secondary School Principals and the National Association of Secondary School Principals

William R. Barrow, Director, holds a Bachelor of Science Degree in Chemical Engineering from the University of Texas. He has twenty-five years experience as an independent oil operator and has drilled and operated numerous shallow wells in South Texas, as well as, deeper wells in Texas and Louisiana. Currently Mr. Barrow is President of Seabrook Energy Corporation.

Dr. Terry Neher, DDS, CCDS, CAC is a Director and Chairman of the Company's Advisory Board. He received his DDS Degree from Creighton University(1964) and his Substance Abuse
Certification from Spokane Fall College(1986). He recently retired from the position of the Executive Director of the Chemical Dependency Coalition and is a professor in the Spokane Falls Substance Abuse Program. His research in substance abuse field since 1970 has developed him as a recognized leader in the Medical Model of Addiction. It is expected that he will join the company on a full time basis in 2002.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(A) of the Securities Exchange Act of 1934 as amended, (the "Exchange Act") requires the Company's officers and Directors and persons who own ten percent or more of the outstanding shares of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers,
Directors and ten percent or more owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(A) forms they file.

Management believes that during the period from December 31, 2000 through January 1, 2003 all Section 16(A) filing requirements applicable to its current officers, directors and ten percent or greater beneficial shareholders were complied with.


ITEM 10 EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation for each of the officers and directors during the current fiscal year:

Name Principal          Position           Annual Compensation

Albert H. Bieser        President, CEO,    Up to $65,000 per yr.
                        Director           None paid in 2001

Lary A. Dorrington      Vice President,    Up to $55,000 per yr.
                        Director           None paid in 2001


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common stock as of December 31, 2001. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

Name and Address         Number of Shares   Percent of Total

Albert H. Bieser         908,724             45.36%
15535 St. Cloud
Houston, Texas 77062

Lary A. Dorrington       102,041              5.09%
P. O. Box 361
Seabrook, Texas 77586

Dr. Terry Neher          101,039              5.04%
25717 118th Place  S. E.
Kent, Washington 98031

Allene S. Snow           102,041              5.09%
153 Baywood Street
LaPorte, Texas


The following table sets forth the common stock ownership of all officers and directors of the Company as of December 31, 2001.

Name and Address      Title       Number of Shares  Percent
                                                    of Total

Albert H. Bieser      President         908,724       45.36%
15535 St. Cloud       Director
Houston, Texas 77062

Lary A. Dorrington    Vice President    102,041        5.09%
P. O. Box 361         Director
Seabrook, Texas 77586

Dr. Terry Neher       Chairman of       101,039        5.04%
25717 118th Place SE  Advisory Board
Kent, Washington      Director
98031


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

		None


ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

               	 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned,thereunto duly authorized, on this 18th day of January, 2003

NEUROGENESIS< INC.

By  /s/ Albert H. Bieser
   _________________________
   Albert H. Bieser, Chief Executive Officer