Form 10-Q
period 2002-06-30
NEUROGENESIS INC
filed 2003-02-25
CIK 848071

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

As of June 30, 2002 there were 2,003,600 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025. There are
25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format (check one):
Yes___ No_X_







NeuroGenesis, Inc.
Index to Form 10-QSB


Part I




FINANCIAL INFORMATION (UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2002 (Unaudited) and June 30, 2001
(Unaudited).


Statements of Operations for the Six Months ended June 30, 2002 and June 30, 2001
..

Statements of Cash Flows for the Six Ended June 30, 2002 and
June 30, 2001
..

Notes to Financial Statements.



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Part II



OTHER INFORMATION

	Item 6






SIGNATURES








PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements



























NeuroGenesis, Inc.
Balance Sheets

					June 30, 2002 	June 30, 2001
                                        (Unaudited)	(Audited)
                                     ___________________________________
ASSETS

Current Assets:

 Cash and cash equivalent 	      $     72,391   $     53,106
 Accounts receivable,
 net of allowance for
 doubtful accounts 			     6,078 	   12,075

Other Current Assets:
 Inventories				    40,064 	   47,996
 Prepaid expenses 			    11,547    	   24,162
 Deferred Tax Asset	      		         -	      700
                                        __________      _________
Total Current Assets: 		      $    130,080   $    138,039

Fixed Assets:
 Furniture, office equipment
 and patents,net of
 accumulated depreciation.	      $     35,292   $      8,379
 Patents, net of accumulated
 amortization of $1920    	      $      9,729   $     10,350
                                            _______        _______
Total Fixed Assets:		      $     45,021   $     18,729

Other Assests:
 Differed tax asset, net
 of valuation allowance of
 4482,175 for 2000 and
 $392 for 1999       			         -   $     92,725


Total Assets:			      $    175,101   $    249,493










LIABILITIES

Current Liabilities:

 Accounts payable and
 accrued expenses		       $    34,691   $       8,841
 Short term bank loan                  $    45,000               -
 Note payable-related party	       $    99,014   $     106,517
 Loans from directors  		       $   173,268   $     173,268
                                        __________         ________
Total Current Liabilities	       $   351,973   $      280,675



STOCKHOLDERS EQUITY (DEFICIT)
 25,000,000 Common Shares
 @ $0.025 and 500,000 Preferred
 Shares authorized 2,003,600
 Common Shares @ $0.025 par value,
 outstanding 				    50,090           50,090
 Additional Paid in capital              2,167,767        2,167,767
 Accumulated Deficit			(2,394,729)      (2,134,529)
                                       ____________     ____________
Total Stockholders Equity:             $  (176,872)  $      (52,146)

Total Liabilities and
Stockholders Equity:                   $   175,101   $      280,944



  See accompanying notes.















 NEUROGENESIS, INC.
 Statements of Operations


 				Six Months Ended 	Six Months Ended
                                June 30, 2002   	June 30, 2001
                                _________________________________________
Revenues			$   529,902	     $     292,871
Cost of Goods Sold 		    131,958		    56,859
                                    _______	           _______
Gross Profit			$   397,944 	     $     236,012


Selling, General and
Administrative	Expense 	$   389,276 	     $     211,794
                                  _________                _______
Operating Income (Loss)		$     8,668 	     $      24,218

Other Income (Expense)
 Interest (Expense) 		          - 	        	50
 Other Income 			     15,000           	     1,535
                                   _________              ________
 Other Income Net		$    15,000 	     $       1,585
 Net Income (Loss)		$    23,668	     $      22,633

 Net Income(Loss) per share	$    0.0243	     $      0.0113

 Weighted average
 shares outstanding		  2,003,588	  	 2,003,588









The accompanying is an integral part of the financial statements





NEUROGENESIS, INC.
Statements of Cash Flows

				Six Months Ended	Six Months Ended
 				June 30, 2002		June 30, 2001
                                _______________         _________________
Cash Flows From
Operating Activities:
Net earnings			$    23,668		$  1,194
Amortization			          -		      98
Depreciation    		      2,751		   7,671
Shares issued for services

Net<increase> decrease
in operating
Assets and liabilities	   	      4,688		 <11,534>
				____________            __________
Net Cash Provided by
Operating Activities		     31,107        	   9,040


Cash Flows From
Investing Activities:

Purchase of property and
equipment	  		     < 5696>		 <32,774>
Net Cash Provided by             ______________       ____________
Investing Activities	     	     < 5696> 		 <32,774>

Cash Flows From Financing
Activities

Increase in notes payable		   -		  27,404
Payment of notes payable      	      <8,214> 		       -
Net Cash Provided by                 __________         __________
Financing Activities	      	      <8,214>  		  27,404
Net Increase<Decrease>
in Cash	      			      17,197 		   3,670

Cash-Beginning of Year	      	      54,995 		  51,325
		                   ___________         _____________
Cash-End of Year	 	 $    72,192		$ 54,995

Supplementary Disclosure
Cash Paid for Interest    	         973	           8,002

Cash Paid for Taxes			   -		       -

Non-cash Transactions
Shares Issued for Services	  	   -		       -
Shares Issued for Assets		   -     	       -







NEUROGENESIS, INC.
Notes to financial Statements

Note 1 - Basis of Presentation:
	The financial statements include the accounts of NeuroGenesis, Inc. and its' subsidiaries.
The balance sheet as of September 30, 2001, the statements of operations for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 and the statements of cash flows for the same period in 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented except as explained in note 2. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operation results for an entire year. It is suggested that these interim financial statements read in conjunction with the audited financial statements and the notes thereto included in the audited financial statements and the notes thereto included in the Company's Form 10 for the year ended 1999 filed with the United States Securities and Exchange Commission (SEC) on or about September 1, 2000, as amended September 22, 2000 and as amended on or about October 3, 2000 and as amended October 31, 2001.


Note 2 - The Company.
	NeuroGenesis, Inc. (the Company) is a Delaware Corporation and is the successor to the business operations of Matrix Technologies Inc., a Texas Corporation, which was incorporated in November 1984 for the purpose of completing the development of a series of products to be used as adjuncts to therapy by the substance-abuse treatment community.

	In November of 1989, one of the components of the main product, 1- tryptophan was banned by the FDA. This required destruction of product inventory and resulted in a substantial decline in sales over the over the next few years. During 1991 the majority of the Company's Directors resigned and new Directors were elected. By 1993 sales had fallen to less than 20% of the 1990 level. In 1991 one of the Company's original founders formed a new company, Natural Neuro Nutrition, Inc.
(3NI), to develop new research and pursue similar goals of the original company.

	NeuroGenesis, Inc. unsuccessfully pursued legal action against the new company, 3NI, which was settled in August 1993 and resulted in the Company giving 3NI a royalty free license and reinstating the founder of 3NI on the Board of Directors of NeuroGenesis, Inc.

	After settlement of the litigation in 1993, the founder began reorganization of NeuroGenesis, Inc. The Company, from an operationalpoint of view, was basically inactive until February 1998. At that time the Company acquired 3NI and a network marketing company Neuro Health Products, in exchange for 500,000 shares of the Company's Common Stock valued at approximately $62,500.

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

	Depreciation - Depreciation is calculated using the straight-line method, based on the estimated useful life of the respective asset, which ranges between five years and ten years.

	Net income per share of common stock - Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits if any.

Note 5 - Subsequent event
	On July 29, 2000 the shareholders passed a resolution to increase the authorized capitalization from three and one half million common shares to twenty five million common shares and five hundred thousand preferred shares.




	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Results of operations
For the six month period ending June 30, 2002 the Company had sales of five hundred twenty-nine thousand nine hundred two dollars ($529,902).
Net income for the period was twenty three thousand six hundred sixty- eight dollars ($23,668). This equates to earnings for this period of $0.0243 per share as compared to sales of two hundred ninety two thousand eight hundred seventy-one dollars ($292,871) with a net profit of twenty-two thousand six hundred thirty-three dollars ($22,633) that equated to a $0.0113 per share net profit for the same period in 2001.

	Liquidity and capital resources
The Company had total assets of one hundred seventy five thousand one hundred one dollars ($175101) with total liabilities of three hundred fifty-one thousand nine hundred sixty-three dollars ($351,973)producing a stockholders equity of a negative one hundred seventy six thousand eight hundred seventy-two dollars ($<176,872> ) at June 30, 2002. This compares to totalassets of two hundred forty nine thousand four hundred ninety-three dollars ($249,493) with total liabilities of two hundred eighty thousand six hundred seventy-five dollars ($280,675) producing a stockholders equity of a negative fifty two thousand one hundred forty-six dollars (<$52,146>) at June 30, 2001. This reduction in stockholder equity is caused by a method of accounting change in late 2001 and a write off of previously amortized software cost. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions.
Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions,readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations " Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" and elsewhere from time to time in the Company's SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements,investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

Item 6 - Exhibits and Reports on Form 8K.
	None.

	All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.



 SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the 1 day of February, 2003.

NeuroGenesis, Inc.

 /S/       Albert H. Bieser       /S/
By  ____________________________________ Dated: February 14,2003
 Albert H. Bieser, Chairman of the Board,
 President, Chief Executive Officer



	NeuroGenesis, Inc.

 /S/	Albert H. Bieser    /S/
By________________________________	 Dated: February 14, 2003
 Albert H. Bieser, Chief Financial Officer


Certifications

I, Albert H. Bieser, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of NeuroGenesis, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition,results of operations cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining Disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-4) for the Registrant and have;

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

3. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, To the registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have Identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and
(b) (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

4. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated: February 14, 2003

	/s/ Albert H. Bieser /S/
By ___________________________________ Dated; February 14, 2003
	Albert H. Bieser
	Chairman, President, Treasurer and
	Chief Financial Officer