Form 10QSB
period 2002-06-30
NEUROGENESIS INC
filed 2003-03-13
CIK 848071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D. C. 20549




FORM 10-QSB
------------------------






QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934




NeuroGenesis,Inc.
Incorporated in the State of Delaware
Employer Identification Number 76-0320137


Check whether the issuer (1) timely filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months; Yes______No___X___ and
(2) has been subject to such filing requirements for the past 90
days.   Yes__X___ No_____

As of June 30, 2002 there were 2,003,600 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025. There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format (check one):
Yes___ No_X_








NeuroGenesis, Inc.
Index to Form 10-QSB


Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM I.     FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2002 and June 30, 2001(Unaudited).


Statements of Operations for the Three and Six Months Periods ended June 30, 2002 and June 30, 2001. (Unaudited)
Statements of Cash Flows for the Three and Six Months Periods
Ended June 30, 2002 and June 30, 2001.(Unaudited)

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Part II



OTHER INFORMATION

	Item 6






SIGNATURES








PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

NeuroGenesis, Inc.

Balance Sheets
						June 30,2000    June 30,2001
						(Unaudited)    (Unaudited)
ASSETS
Current Assets
Cash and cash equivalent 			$   72,391	$   53,106
Accounts receivable,
net of allowance
for doubtful accounts       		             6,078 	    12,075
Other Current Assets
Inventories				            40,064	    47,996
Prepaid expenses		 	            11,547          24,162
Deferred Tax Asset			 	         -	       700
Total Current assets			        $  130,080	$  138,039

Fixed Assets
Furniture, office equipment
and patents, net of
accumulated depreciation.		   	$   35,292      $    8,379
Patents, net of accumulated
amortization of $1920    		  	$    9,729      $   10,350
Total Fixed Assets			   	$   45,021      $   18,729

Other Assests
Differed tax asset, net
of valuation allowance of
4482,175 for 2000 and
$392 for 1999			        	          -     $   92,725


Total Assets	 	 		   	$   175,101     $  249,493


LIABILITIES

Current Liabilities:

Accounts payable
and accrued expenses     	        	$    34,691     $     8,841
Short term bank loan                                 45,000               -
Note payable-related party 	         	$    99,014     $   106,517
Loans from directors 		          	$   173,268     $   173,268
						____________	___________
Total Current Liabilities 	          	$   351,973     $   280,675


STOCKHOLDERS EQUITY (DEFICIT)
25,000,000 Common Shares
@ $0.025 and 500,000 Preferred
Shares authorized 2,003,600
Common Shares @ $0.025 par
value, outstanding	                       	      50,090         50,090
Additional Paid in capital                  	   2,167,767      2,167,767
Accumulated Deficit	                          (2,394,729)    (2,134,529)

Total Stockholders Equity    	         	$   (176,872)   $   (52,146)

Total Liabilities and
Stockholders Equity  	                 	$    175,101	$   280,944



See accompanying notes.















NEUROGENESIS, INC.

Statements of Operations
(Unaudited)



				Three Months Ended  		Six Months Ended
				June 30, 2002 June 30, 2001    	June 30, 2002  June 30, 2001

Revenues		   	 $ 307,941  $  281,498 		 $  529,902     $  292,871
Cost of Goods
Sold                                76,096      59,684              131,958         56,859
				 _________  __________		 __________	__________
Gross Profit	                 $ 231,845  $  221,814           $  397,944     $  236,012


Selling, General
and Admistrative
Expense	                    	 $ 220,131  $  221,699  	 $  389,276  	$  211,794
				 _________  __________		 __________	___________
Operating Income
(Loss)                     	 $  11,714  $      115  	 $    8,668  	$    4,218

Other Income (Expense)
Interest (Expense)                       -           			 50
Other Income	           	 $  11,000  $        -  	 $   15,000  	$    1,535
 				 _________  ___________		 __________	__________

Other Income Net           	 $  11,000  $        -  	 $   15,000  	$    1,585


Net Income (Loss)          	 $   22,714 $      115  	 $   23,668  	$   22,633

Net Income(Loss)           	 $   0.0112 $   0.0001  	 $   0.0243  	$    .0113
Per Share
Weighted average            	  2,003,588  2,003,588   	  2,003,588   	 2,003,588




The accompanying is an integral part of the financial statements








NEUROGENESIS, INC.

Statements of Cash Flows

				Three Months Ended 		Six Months Ended
				June 30, 2002   June 30, 2001	June 30, 2001   June 30, 2001
Cash Flows From
Operating Activities:
Net earnings             	$  22,714   	$     115       $  23,668   	$    1,194
Amortization                     	-	        -               -               98
Depreciation                 	    1,299          19,430           2,751	     7,671
Shares issued
for services                            -           1,538               -                -

Net<increase> decrease
in operating
Assets and
Liabilities                         8,189    	$  21,083	$  31,105    	$   9,040


Cash Flows From
Investing Activities:
Purchase of property
and equipment                           _	        -          < 5696>        <32,774>
Net Cash Provided						___________	_____________
by Investing
Activities                              -	        -       $  < 5696>      $ <32,774>

Cash Flows From
Financing Activities
Increase in
notes payable                           -	        -               -          27,405
Payment of notes
payable                	           <5,114>              -	   <8,214>	        -
Net Cash Provided		__________	__________	__________	_________
by Financing
Activities            		$  <5,114>	$       -   	$  <8,214>     	$  27,405

Net Increase<Decrease>
in Cash	               		$   3,075       $  21,083  	$  17,195      	$  51,325
Cash-
Beginning
of Period              		$   69,117      $  78,360 	$  54,997      	$   3,670
Cash-End of
Period                 		$   72,192      $  99,443 	$  72,192	$  54,995

Supplementary Disclosure
Cash Paid
for Interest           		$     707       $   2,191 	$     973 	$  8,002

Cash Paid
for Taxes	                        -               -               -              -

Non-cash Transactions
Shares Issued
for Services                            -           3,075	        -              -
Shares Issued
for Assets                              -               -               -	       -

















NEUROGENESIS, INC.

Notes to financial Statements

Note 1 -  Basis of Presentation:
	The financial statements include the accounts of NeuroGenesis, Inc. and it's subsidiaries. The balance sheet as of September 30, 2001, the statements of operations for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 and the statements of cash flows for the same period in 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented except as explained in note 2. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operation results for an entire year. It is suggested that these interim financial statements read in conjunction with the audited financial statements and the notes thereto included in the audited financial statements and the notes thereto included in the Company's Form 10 for the year ended 1999 filed with the United States Securities and Exchange Commission (SEC) on or about September 1, 2000, as amended September 22, 2000 and as amended on or about October 3,2000 and as amended October 31, 2001


Note 2 - The Company.
	NeuroGenesis, Inc. (the Company) is a Delaware Corporation and is the successor to the business operations of Matrix
Technologies Inc., a Texas Corporation, which was incorporated in November 1984 for the purpose of completing the development of a series of products to be used as adjuncts to therapy by the substance-abuse treatment community.

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




	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations
For the six month period ending June 30, 2002 the Company had sales of five hundred twenty-nine thousand nine hundred two dollars ($529,902). Net income for the period was twenty three thousand six hundred sixty-eight dollars ($23,668). This equates to earnings for this period of $0.0243 per share as compared to sales of two hundred ninety two thousand eight hundred seventy-one dollars ($292,871) with a net profit of twenty-two thousand six hundred thirty-three dollars ($22,633) that equated to a $0.0113 per share net profit for the same period in 2001.

Liquidity and capital resources
The Company had total assets of one hundred seventy five thousand one hundred one dollars ($175101) with total liabilities of three hundred fifty-one thousand nine hundred sixty-three dollars ($351,973) producing a stockholders equity of a negative one hundred seventy six thousand eight hundred seventy-two dollars ($<176,872> ) at June 30, 2002. This compares to total assets of two hundred forty nine thousand four hundred ninety-three dollars ($249,493) with total liabilities of two hundred eighty thousand six hundred seventy-five dollars ($280,675) producing a stockholders equity of a negative fifty two thousand one hundred forty-six dollars (<$52,146>) at June 30, 2001. This reduction in stockholder equity is caused by a method of accounting change in late 2001and a write off of previously amortized software cost. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties.
This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations " Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" and elsewhere from time to time in the Company's
SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

Item 6 - Exhibits and Reports on Form 8K.
	None.

	All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.










							        SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the 1day of February, 2003.

	NeuroGenesis, Inc.

                    /S/       Albert H. Bieser       /S/
By  ____________________________________Dated: February 14,2003
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining Disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Registrant and have;

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

4. The registrant's other certifying officers and I have indicated in this quarterly report whether or not othere were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated: February 14, 2003

	/s/ Albert H. Bieser /S/
	Albert H. Bieser
	Chairman, President, Treasurer and
	Chief Financial Officer