Form 10QSB
period 2002-09-30
NEUROGENESIS INC
filed 2003-03-13
CIK 848071

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

As of September 30, 2002 there were 2,003,600 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025.
There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format (check one):
Yes___ No_X_







NeuroGenesis, Inc.
Index to Form 10-QSB


Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of September 30, 2002 (Un-audited) and September 30, 2001 (Un-audited).


Statements of Operations for the Nine Months ended September 30,
2002 and September 30, 2001.

Statements of Cash Flows for the Nine Ended September 30, 2002 and September 30, 2001.

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Part II



OTHER INFORMATION

	Item 6


SIGNATURES






PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements




NeuroGenesis, Inc.

Balance Sheets

					September 30, 2002    	September 30, 2001
					(Unaudited)		(Unaudited)
					__________________	__________________
ASSETS

Current Assets
Cash and cash equivalent   		 $    99,106		 $     68,256
Accounts receivable,
net of allowance
for doubtful accounts            	       9,399		       40,949
Other Current Assets
Inventories 			 	      34,502		       42,115
Prepaid expenses                               9,437                   25,789
Deferred Tax Asset  		                   -                        -
                                          __________		 ____________
Total Current assets         		 $   152,444		 $    177,109

Fixed Assets
Furniture, office equipment
and patents, net of
accumulated depreciation.  		$     29,552          	 $     26,788
Patents, net of accumulated
amortization of $2069     		$      9,580		 $          -
					____________  		 ____________
Total Fixed Assets 		        $     39,132		 $     26,788


Total Assets 				$    191,576		 $    203,897

LIABILITIES

Current Liabilities:

Accounts payable and
accrued expenses			$        791		 $     45,770
Commissions payable			$     40,838                         -
Medicare withheld 		             <     7>                        -
Federal tax withheld                         <    25>                        -
Short term bank loan                          43,500                         -
Note payable-related party              $     92,414		$     104,393
Loans from directors		        $    173,268		$     165,018
					____________		_____________
Total Current Liabilities               $    351,973     	$     315,181



STOCKHOLDERS EQUITY (DEFICIT)
25,000,000 Common Shares
@ $0.025 and 500,000 Preferred
Shares authorized 2,003,600
Common Shares @ $0.025 par
value, outstanding	                     50,090                    49,842
Additional Paid in capital                2,167,767                 2,157,803
Accumulated Deficit			 (2,394,729)               (2,411,542)
					_____________		______________
Total Stockholders Equity		$   (76,872) 	 	$    (111,284)

Total Liabilities and
Stockholders Equity 			$   175,101		$     203,897

See accompanying notes.








NEUROGENESIS, INC.

Statements of Operations
(Unaudited)

			Three Months Ended Three Months Ended  Nine Months Ended  Nine Months ended
                        September 30, 2002 September 30, 2001  September 30, 2002 September 30,2001
Revenues           	$   372,042         $    172,096        $  901,944          $   464,967
Cost of Goods
Sold                         94,313               37,239           226,268               94,098
  			___________	    ____________	__________	    ___________
Gross Profit            $   277,729         $    134,857        $  675,676          $   370,869

Selling, General
And Administrative
Expense            	$   260,062  	    $    110,219   	$  649,224  	    $   322,013

Operating
Income (Loss)		$    17,667 	    $     24,638    	$   26,452 	    $    48,856
Other Income Expense
Interest(Expense)                 -     	       -                 - 	              -
Other Income (expense)            -	    $        <35>  	$   15,000  	    $    <5,866>
			___________	    _____________	___________	    ____________	       Net Income
(Loss) 			$    17,667 	    $     24,603  	$   41,452  	    $    42,990

Net Income(Loss)
per share       	$    0.0089    	    $     0.0123 	$   0.0207	    $    0.0215

Weighted
Average shares
outstanding      	  2,003,588            2,003,588	 2,003,588    	      2,003,588



The accompanying is an integral part of the financial statements


NEUROGENESIS, INC.

Statements of Cash Flows

			Three Months Ended September 30     Nine Months Ended September 30
 			2002     	2001	 	        2002     	2001
Cash Flows
From Operating
Activities:
Net Income 		$  17,668	$     2,470 		$    41,452      $    42,990

Amortization
Depreciation                5,889	          _		      2,944	       2,454
Shares issued
for services                     -                -                       -                -

Net<increase>
decrease in
Operating assets
And liabilities         $   9,758	$     < 643>		$   14,630	 $   <38,053>
			__________	____________		___________	 ____________
Net Cash Provided
by Operating
Activities              $  33,315   	$      1836  		$   58,726     	 $     7,391



Cash Flows From
Investing Activities:
Purchase of property
and equipment	                -             <9,727> 		$        -     	 $        -
			__________	_____________		___________	 ___________
Net Cash Provided by
Investing Activities    $       -    	$     <9,727>  		$         -    	 $        -

Cash Flows From
Financing Activities
Increase in notes
payable		                  -   	$     45,000	       	 	  -                -
Payment of notes
payable	                $    <6,600>         < 2,110>  		$   <14,814>	           -
			____________	_____________		____________	 ____________
Net Cash Provided
by Financing
Activities              $    <6,600>    $     42,890   		$   <14,814>      $        -
Net Increase<Decrease>
in Cash	                $    26,715     $     34,999   		$     3,912       $    7,391

Cash-Beginning
of Year	                $    72,192     $     49,204     	$    54,995       $   33,506

Cash-End
of Year	                $    98,907     $     84,203     	$    98,907       $   40,897

Supplementary
Disclosure
Cash Paid for
Interest                $     3,233     $      3,233   		$       973       $   1,003

Cash Paid
for Taxes	                  -	        -                         -               -

Non-cash
Transactions
Shares Issued
for Services	                 -              -                         -               -

Shares Issued
for Assets	                 -	        -                         -               -


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

	Principals of Consolidation - The accompanying financial statements include the accounts of its wholly own subsidiaries, Natural Neuro Nutrition, Inc. and Neuro Health Products. All significant inter company transactions have been eliminated.

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




	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Results of operations
For the nine month period ending September 30, 2002 the Company had sales of five hundred twenty-nine thousand nine hundred two dollars ($529,902). Net income for the period was twenty three thousand six hundred sixty-eight dollars ($23,668). This equates to earnings for this period of $0.0243 per share as compared to sales of two hundred ninety two thousand eight hundred seventy-one dollars ($292,871) with a net profit of twenty-two thousand six hundred thirty-three dollars ($22,633) that equated to a $0.0113 per share net profit for the same period in 2001.

	Liquidity and capital resources
The Company had total assets of one hundred seventy five thousand one hundred one dollars ($175101) with total liabilities of three hundred fifty-one thousand nine hundred sixty-three dollars ($351,973) producing a stockholders equity of a negative one hundred seventy six thousand eight hundred seventy-two dollars ($<176,872> ) at September 30, 2002.
This compares to total assets of two hundred forty nine thousand four hundred ninety-three dollars ($249,493) with total liabilities of two hundred eighty thousand six hundred seventy-five dollars ($280,675) producing a stockholders equity of a negative fifty two thousand one hundred forty-six dollars (<$52,146>) at September 30, 2001. This reduction in stockholder equity is caused by a method of accounting change in late 2001and a write off of previously amortized software cost. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties.
This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations " Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" and elsewhere from time to time in the Company's
SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

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

NeuroGenesis, Inc.

              /S/       Albert H. Bieser       /S/
By  ____________________________________ Dated: February 24, 2003
    Albert H. Bieser, Chairman of the Board,
    President, Chief Executive Officer



NeuroGenesis, Inc.

 	/S/	Albert H. Bieser    /S/
By________________________________	 Dated: February 24, 2003
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining
Disclosure controls and procedure (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the Registrant and have;

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