Form 10KSB
period 2002-12-31
NEUROGENESIS INC
filed 2003-03-31
CIK 848071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D. C. 20549


FORM 10-KSB



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
COMMISSION FILE NUMBER 0-18515


NEUROGENESIS,INC.

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

Indicate by check mark whether the Company: (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety days.

Yes  [X] No [ ]

The issuer's revenues for the year ended December 31, were $1,323,392.

As of December 31, 2002 there were 2,185,587 shares of ($0.025) par value Common stock (the Company's only class of voting stock) outstanding. The aggregate market value of the common shares of the Company on December 31, 2002 (based upon the mean of the closing bid and asked price) held by Non-affiliates of the Company was approximately $404,856

DOCUMENTS INCORPORATED BY REFERENCE
None


FORM 10-KSB

NEUROGENESIS,INC.

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


SIGNATURES


PART III
Item 1. Index to Exhibits

Item 2. Description of Exhibits





PART 1

ITEM 1. DESCRIPTION OF BUSINESS


THE COMPANY

NeuroGenesis, Inc. (The "Company") was incorporated in Utah on August 6, 1984 as Cozmal Technology, Inc as an organization to find and promote new technology. On January 27, 1989 the name was changed to NeuroGenesis, Inc at the same time a definitive reorganization agreement (The " Reorganization Agreement ") was completed between the Company and Matrix Technologies, Inc.
("Matrix"), a Texas Corporation. See " Reorganization Agreement
" Exhibit E-2. Matrix was incorporated November 13, 1984 to acquire the patentable work of Dr. Kenneth E. Blum, Ph.D., relating to nutritional supplementation and the efficient functioning of the hypothalamus and the hippo campus of the human brain and to promote that work. On July 16, 1995 "Matrix" amended their Articles of Incorporation changing the Authorized Shares from Ten Thousand (10,000) to One Million Five Hundred Thousand (1,500,000) in order that funding could be accomplished to promote the completed Blum formulations.
The initial funding was a Two Hundred Fifty Thousand Dollar ($250.000) loan from Lloyd's Bank. The loan was guaranteedby Albert H. Bieser, President of "Matrix". In exchange for the loan guarantee Mr. Bieser received one Common Share for each dollar of loan guarantee. In accordance with the conditions of the "Reorganization Agreement" the Company conveyed a total of Four Million Two Hundred Thousand
Shares of it's Common Stock to the shareholders of "Matrix" in exchange for One Hundred Percent (100%) of the issued and outstanding stock of "Matrix". The Company also agreed to honor certain stock purchase options that had been previously granted to certain persons by "Matrix" which in the aggregate entitled the holders thereof to purchase up to two Million Ninety Eight Thousand Shares of the Company's Common Stock at a price of One Dollar($1) per Share at any time prior to December 1. 1993. Following the reorganization
"Matrix" owned no assets and possessed no liabilities and was kept as a wholly owned,inoperative subsidiary of the "Company".

The "Reorganization Agreement " also provided for the resignation of the Company's Board of Directors and the appointment of a new Board of Directors consisting of Albert H. Bieser, Gary E. Bell, Michael C. Trachtenberg, Ph.D., F. Lynn Estep, Jr. and R. Bradford Perry to serve until the next annual meeting of the Shareholders and their successors be elected.

On April 19, 1989, the Company's ownership was merged from NeuroGenesis Inc, a Utah Corporation to NeuroGenesis Inc.
a Delaware Corporation with an authorized capital of Fifteen million (15,000,000) Shares at a par value of $0.001per share.

On October 17, 1990 the Board of directors replaced Albert H. Bieser with Robert Baldwin, former president of Gulf Oil and Refining Company Inc. A series of management changes then occurred during which time sales decreased from approximately
One hundred thousand dollars ($100,000) per month in to approximately Ten thousand dollars ($10,000) in September 1993.
On June 2, 1993 the Authorized capital had been increased to Twenty five million (25,000,000) Shares at a par value of $0.001 per Share in an attempt to enable future financing. In September 1993 Lloyd's Bank had not received repayment of their 1985 loan and had received only Thirty thousand dollars while the loan and accrued interest now totaled Four hundred seventy five thousand ($475,000) and was in default. The bank agreed to defer payment for eighteen months in exchange for Seventy five thousand ($75,000) immediately and regularly scheduled monthly payments after the eighteen-month period. Albert H. Bieser provided the immediate cash payment of seventy Five Thousand dollars and to guarantee the balance in exchange for the Company 's agreement to award the intellectual rights (patents, trademarks, etc.) to Albert H. Bieser should the company default on the loan.

By March 10, 1995 no payments on the loan had been made to Lloyds Bank. The loan was called and Albert H. Bieser's assets securing the loan were acquired by the Bank .On April 6, 1995 the Company's Board of Directors ordered the transfer of the intellectual properties to Albert H. Bieser who in turn gave royalty free license to the Company as long as he remained CEO or President and Chairman of the Board. See Patent. In the case of his resigning this office, he or his heirs or assigns would receive a royalty equivalent to one cent ($0.01) per capsule. At this time "Matrix" who had not paid franchise taxes since 1992 was dissolved.

On April 5, 1995 the Shareholders of the Company elected the following Directors: Albert H. Bieser of Houston, Texas,
Karen Coady of Bacliff, Texas and David Bishop of DeLand, Florida. On February 11, 1998 the Company acquired 100 % of the outstanding shares of Natural Neuro Nutrition, Inc. a Texas Corporation ("Texas 3NI") , for Three Hundred Ninety Seven Thousand Nine Hundred Sixty(397,960) Shares of the Company's Common Stock and Neuro Health Products (a proprietorship, NHP) for One Hundred Two Thousand Forty (102,040) of the Company's Common Shares.
3NI was an operating company selling similar products under license from the company which had facilities, marketing, management teams, customers, and product fulfillment capability. NHP was a small network-marketing firm, which sold products similar to those of the Company.


INDUSTRY OVERVIEWS

Addiction: An Overview Until the mid 1930s, the medical consensus held that alcoholics and drug addicts were the victims of a fatal weakness of character which condemned its victims to a life of misery and a premature death. In general, chronic alcoholics and drug addicts were believed to be both untreatable and unworthy of treatment. This view of alcoholism and addiction prevailed until Alcoholics Anonymous proved that it was possible for large numbers of chronic alcoholics to overcome their alcoholism and become productive and useful members of society. Therefore, in recent years much of the social stigma associated with alcoholism and drug addiction has eroded. Alcoholism and drug addiction are no longer relegated to realm of fatal character weakness and the medical community is coming to recognize that these maladies can be safely and effectively treated.

Collectively, alcoholism and drug addiction are believed by many to be thegreatest single health problem in the United States. Alcoholism strikes one out of every ten American adults and the vast majority of untreated alcoholics die of alcohol related causes.
It is estimated that untreated alcoholism alone costs the national economy more than $117 billion per year in lost productivity, unnecessary accidents and alcohol-related illness. Similarly, cocaine addiction has become epidemic in certain segments of the population. The " War on Drugs " has become a major political issue at the federal, state and local level and the amount of money devoted to drug education and treatment is expected to increase substantially. In order to understand the treatment of alcoholism and drug addiction, a prior understanding of the addictive process is essential.

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

Brain Chemistry The brain is the most complex organ system within the human body. It regulates every facet of human existence from a simple heartbeat to highly complex motor functions, but reduced to bare essentials, all brain functions involve the transmission of the electrochemical message from one brain cell to another. In the usual case a transmitter cell will release a specific chemical compound
(a neurotransmitter) into a synapse. When this neurotransmitter crosses the synapse and makes contact with the receptor cell on the other side an electrochemical message is delivered. After delivering a message most neurotransmitters are then recycled in the brain through several different recycling mechanisms. This constant flow of trillions of neurotransmitters across trillions of synapses and the constant recycling of neurotransmitters is the basic operating mechanism of the human brain. Most neurotransmitters are amino acids, aminated compounds or simple peptides, short amino acid chains that the body manufactures from the available amino acids contained in foods. The neurotransmitters, which appear to have the greatest significance in the addiction process are:
1. Endorphins and Enkephalins. - neurotransmitters, which suppress electrochemical messages relating to pain, depressions and feelings of urgency.
2. Dopamine - a neurotransmitter that carries electrochemical messages relating to reward and pleasure.
3. Norepinephrine - a neurotransmitter that suppresses electrochemical messages relating to depression and feelings of urgency.
4. Gamma-amino butyric acid (GABA) - a neurotransmitter that carries electrochemical messages relating to feelings of anxiety
5. serotonin - a neurotransmitter that carries electrochemical messages relating to sleep and feelings of well being. These natural messengers, which are synthesized by transmitting cells within the brain, seek out and attach to specific sites on receptor cells within the brain in order to deliver their electrochemical message. The receptor sites will only accept molecules that have the right shape. The entire process is much like slipping a key (the neurotransmitter) into a lock (the receptor ). If a sufficient number of receptors are " filled " with the appropriate neurotransmitters at any given time, a person feels a sense of comfort and well being. If an excessive number of receptors are " empty " at any given time a person feels a sense of urgency, irritation and depression. In general, a human being will seek out those activities, which increase natural neurotransmitter levels and avoid those activities, which decrease natural neurotransmitter levels. When a foreign substance interferes with this natural process, however, addiction often is the result.

Mechanism Over the last ten years alcoholism treatment professionals have focus on three principal factors which appear to be of critical importance in determining the susceptibility of a human being to alcoholism. These factors are:
(1) A genetic predisposition to alcoholism such as that experienced by children of alcoholics.
(2) Extended excessive stress such as that experienced by certain combat veterans.
(3) Extended excessive exposure to heavy social drinking. At the present time it is generally believed that a genetic predisposition to alcoholism is by far the most common cause of alcoholism. Biological children of alcoholics are much more likely to become alcoholic than the general population and this tendency remains even when the children are adopted into non-drinking homes. Further studies have shown that children of alcoholics have significantly different responses to alcohol in laboratory test. Therefore it is generally agreed that a majority of alcoholics do process alcohol differently than the general population. Recent laboratory research has demonstrated that certain natural by-products of alcohol metabolism interfere with the normal neurotransmitter mechanisms discussed in the preceding paragraph. As alcohol is metabolized by the body chemical compounds known as tetrahydroisoquinolines ( TIQ's ) are produced. Since TIQs, which were first found in poppy plants, are remarkably similar to in structure to certain natural enkephalins and endorphins, they have the ability, along with most other opiates, to mimic the action of enkephalins and endorphins and create an artificial neurotransmitter response in certain regions of the brain. This artificial neurotransmitter response is the primary reason for the increased sense of well being that most people feel when they take a drink of alcohol. In a genetically predisposed person, however, the physiological response to alcohol is substantially different. Available research data demonstrate that many children of alcoholics experience a marked increase in natural enkephalin and endorphin levels when they are exposed to controlled amounts of alcohol in a laboratory setting. In these children of alcoholics, therefore, it appears that the artificial neurotransmitter response created by the TIQs, when coupled with the alcohol induced increase in natural enkephalin and endorphin levels, results in a response to alcohol that is greatly intensified. Therefore, it is believed that many children of alcoholics experience a much stronger sense of pleasure and well being from the same amount of alcohol consumption. This intensified effect, in turn, tends to produce more drinking behavior. As the level of alcohol consumption increases, however, the mimicking effect of the TIQ's begins to have profound effects on the natural endorphin and enkephalin mechanisms described above.

When a human brain is overloaded with alcohol induced TIQ's, the natural feedback mechanisms of the brain instruct the transmitter cells to produce fewer enkephalins and endophins in an attempt to eliminate the overload.
At the same time, in response to increasing levels of TIQ's, the number of available receptor sites in the brain increases. Finally, the brain begins to produce greater quantities of the enzymes that are used to control neurotransmitter levels and aid in the neurotransmitter recycling process.The end result of these three processes is an increased need for neurotransmitters, a decreased ability to produce the required neurotransmitters and a neurotransmitter recycling system that has become abnormally efficient. In substance, fewer neurotransmitters are produced, despite a higher level of demand, and the bulk of the available neurotransmitters are recycled before performing their intended functions. When this process has progressed to a certain point, the artificial neurotransmitter responses caused by TIQ's will effectively replace the natural enkephalin and endorphin responses of the brain.
After the alcohol induced TIQ's have "shut down" the natural neurotransmitter production systems, the unfilled neurotransmitter receptor sites create intense feelings of irritation, urgency and depression that can only be relieved by additional TIQ's. The person is now addicted to alcohol.

Once the cycle described above has taken hold, the damage caused by alcohol consumption remains long after alcohol consumption ceases.
During extended periods of alcohol addiction, the human brain loses much of its ability to produce enkephalins and endorphins, develops an abnormal need for enkephalins and endorphins and develops an abnormal ability to recycle any enkephalins and endorphins that are in fact produced. Without an adequate supply of enkephalins and endorphins, the body has no natural ability to create feelings of well being and suppress feelings of urgency,irritation and depression.
Therefore, most recovering alcoholics experience intense feelings of urgency, irritation and depression for an extended period of time after the cessation of drinking. These natural feelings of urgency, irritation and depression, in turn, are generally believed to be the primary contributing factor in the cycle of recovery and relapse that is common in recovering alcoholics. In an unending cycle, the substance that causes pain in the first place becomes the only substance that can relieve the pain.

Cocaine Addiction
While the end result of cocaine addiction is similar to the alcohol response discussed above, the underlying neurochemical mechanism is significantly different. Instead of providing an artificial substitute for the natural enkephalins and endorphins, cocaine causes the brain to release abnormally large amounts of dopamine, norepinephrine and serotonin and subsequently prevents the natural recycling of these neurotransmitters. The end result is a very high concentration of neurotransmitters that are able to make multiple contacts with the appropriate receptors. It is this high neurotransmitter concentration coupled with multiple neurotransmitter contacts that gives rise to the extreme euphoria experienced by cocaine users. Since cocaine inhibits the natural recycling process, however, the dopamine, norepinephrine and serotonin created by the brain are eventually broken down and flushed out of the body. This process eventually depletes both the neurotransmitters and the amino acids that are necessary to synthesize new neurotransmitters. With extended use, cocaine literally strips the bulk of the natural dopamine, orepinephrine and serotonin out of a user's limbic system, the brain region that controls feeling of reward and pleasure. This stripping effect, over time, results in severe neurotransmitter deficiencies and a craving response that is quite similar to the craving suffered by alcoholics. All cocaine users begin to feel a reduced response to an identical drug concentration at some point in the progress of their addiction. This reduced response is a natural result of the neurotransmitter stripping described above.When the natural neurotransmitters are gone, the drug simply stops working. At this point, most cocaine addicts begin searching for another artificial means of creating feelings of well being that they used to derive from cocaine.
Since the TIQs created by alcohol metabolism compensate for the natural effects of the neurotransmitters that have been stripped by cocaine, alcohol is frequently used for this purpose. Therefore, most cocaine users eventually end up as polydrug abusers who switch back and forth between cocaine and alcohol, or other drugs, in order to create or maintain the feelings of well-being that cannot be generated by their own damaged neurotransmitter systems. Much like the recovering alcoholic, the recovering cocaine addict must overcome the damage caused by his extended misuse of cocaine and alcohol.The problem is compounded, however, by the fact that a polydrug abuser has damaged several neurotransmitter systems. The cocaine abuse has stripped the neurotransmitters out of the dopamine, norepinephrine and serotonin systems, and the alcohol has damaged the enkephalin and endorphin systems by curtailing natural enkephalin and endorphin production and increasing the recycling ability of the brain. It is this dual addiction that makes cocaine addicts more difficult to treat than simple alcoholics.

Existing Products As explained above, alcoholism and cocaine addiction have a devastating nutritional effect on a number of different neurotransmitter systems. Therefore, the Company believes that an effective nutritional supplement for recovering alcoholics and addicts must focus on substantially all of the more common nutritional deficiencies. NEURECOVER-DA and NEURECOVER-SA, the Company's principal products, has been specifically formulated to provide the raw materials that are used by the body to repair damaged neurotransmitter systems.
In the opinion of the Company's principal scientists, this approach allows the natural mechanisms of the body to select the specific nutrients it needs, and discard the nutrients that are not needed.

NEURECOVER-DA and NEURECOVER-SA have been carefully formulated to provide the specific amino acids that are essential to the restoration of proper brain chemistry in recovering alcoholics and 'cocaine addicts. These products help to restore optimal brain chemistry by providing a ready supply of raw amino acids that can he used by the brain to synthesize necessary neurotransmitters. While the ingredients in NEURECOVER-DA and NEURECOVER-SA have no direct physiological effect on a recovering alcoholic or addict, NEURECOVER-DA and NEURECOVER-SA have the ability to increase dietary levels of the specific amino acids that are used in the body's natural synthesis of essential neurotransmitters. The NEURECOVER-DA and NEURECOVER-SA formulations will not alter the base line ability of the body to synthesize neurotransmitters. They will, however, ensure an adequate supply of raw materials so that the brain's own neurotransmitter production systems are able to operate efficiently.
 SAAVE The first product that was developed by the Company was SAAVE, a patented amino acid formulation that is presently being marketed to over 400 alcoholism and chemical dependency treatment professionals and their patients. The active ingredients in SAAVE (improved and renamed beCALM'dTM) are: DL-Phenylalanine a naturally occurring amino acid that is used by the body to synthesize dopamine and norepinephrine and inhibit the action of the enzymes that break down and recycle enkephalins and endorphins; L-Tryptophan, a naturally occurring amino acid that is used by the body to synthesize serotonin; L-Glutamine, a naturally occurring amino acid that is used by the body to synthesize
Gamma-Amino Butyric acid (GABA); and Vitamin B6, a natural vitamin which aids the absorption of the amino acids by the digestive system and the synthesis of amino acids in the brain.

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

A variety of studies have shown over 20% of the American Public suffers from one form or another of Attention Deficit Hyperactivity Disorders (ADHD). Issuer's in house studies and marketing reports indicate 62.5% of the cases now being treated for ADHD are caused by nutritional deficiencies, which can be overcome by products falling under issuer's patent protection.

Competition
The Company's products are patented and these patents have been twice adjudicated successfully and the Company feels confident thatfurther judicial testing will produce the same results. Thus there is no direct competition. However, there are indirect competitors for all of the products:

1. NeuRecovery-DA has few current competitors. Several drugs have been tried in the past but in general that were shown to be addictive or ineffectual. A perennial drug called Anabuse reemerges every three or four years.If a person has taken it and then drinks alcohol, he or she becomes violently ill. In a few cases patients have been known to have a stroke as a result. Another, newer one is from Europe. It is called Acomprosate and has been found useful for 30 days, in 30% of the cases, which have had 30 days of sobriety. By comparison, the Company's products can be used from the first day of treatment and have been successfully used over 20 years.It has also been used to help patients recover from Methadone abuse. Methadone is often used to enable recovery from abuse of heroin, morphine, and other opiate source drugs. (Methadone is considered a better or more socially accepted addiction than the opiates).

2. NeuRecovery-SA has proved to be very useful as an adjunct to therapy in recovery from the abuse of stimulants such a cocaine and the amphetamines. A paper on its use is attached entitled:
The Healing Process and Cocaine Recovery. This paper also describes the drugs commonly used in the treatment of such addictions:
Disipramine, Bromocriptine and Amantadine.

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

Government Regulation
U. S. Food and Drug Administration (FDA) Matters

In general the FDA "protects" and 2) any curative claims must be approved by the FDA before such claims are made. Both of these "protections" are applied to products, regardless of form, that are used for medicinal purposes. However, such products fall into classes.
(a) Those made from man made molecules and
(b) those formulated from natural nutrients found on the FDA's GRAS (Generally Regarded as Safe)list. Thus anyone may sell anything processed in a FDA approved facility by an approved method, provided there are no curative claims made for the product. However,if ANY curative claims are made the product falls under regulation by the FDA. The one exception to this is curative benefitswhich the "scientific community" generally accepts as true. For example, Vitamin C or foods containing Vitamin C are generally regarded as helpful to persons having a cold. In this case, the Vitamin C manufacturer may say it is useful, but cannot claim it "cures" the cold. All of the ingredients in the Company's products are made from items on the GRAS list of vitamins, minerals, amino acids, etc. Curative claims are not made for the products, only that they are useful adjuncts to therapy, which had been accepted by the general scientific community.

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

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None



PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NeuroGenesis' Common Stock is currently traded over-the-counter on the Pink Sheets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

The table below sets forth the high bid price of the Common Stock for the Fiscal years 2001 and 2000

Fiscal Year Ending 	2002                    2001

First Quarter          $0.11                   $0.45

Second Quarter         $0.11                   $0.35

Third Quarter          $0.11                   $0.12

Fourth Quarter         $0.11                   $0.10

As of December 31, 2002 the Company had 164 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND LIQUIDITY

As of December 31, 2002, the Company had total liabilities of $382,384 compared to $347,009 at December 31, 2001. For fiscal 2002 there was a working capital deficit of <$209,649> as compared to <$242,176> for fiscal 2001. This increase in working capital is attributable to a profitable operation in recent fiscal year.

The Company expects that cash requirements for operations for the fiscal year 2003 will be provided by an increase in sales. However, there can be no assurance that these activities will, in fact, provide capital for operations.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH FISCAL 2001

The Company had fiscal 2002 sales of $1,323,392 generating a gross profit of $996,284 as compared to fiscal 2001 sales of $548,799 and a gross profit of $413,893. These figures represent a 241% sales increase and a 241% gross profit increase by 2002 over fiscal 2001. Expenses were $972,479 for 2002 as compared to $467,983 for 2001. This expense increase of 207.8% was in part caused by a personnel increase in anticipation of a sales increase in 2002.

The net profit for 2002 was $42,592 as compared to a net loss of
<$42,592> for 2001. A net profit of $0.01 per share in 2002 as compared to a net loss per share of <$0.02> in 2001.

The Company plans to maintain expenses at the lowest possible amount until sales volume generates an acceptable level of net profit. In addition the Company expects that futureoperations will be funded by sales increases for the ensuing year.


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

December 31, 2002 and 2001












Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230

CLYDE BAILEY P.C.
________________________________________________________
Certified Public Accountant
10924 Vance Jackson  #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287 ? (210) 691-2911 (fax)
Member:
American Institute of CPA's
Texas Society of CPA's


Board of Directors
NeuroGenesis, Inc.
Houston, Texas

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

We have audited the accompanying consolidated balance sheet of NeuroGenesis Inc (Company) as of December 31, 2002 and 2001 and the related consolidated statement of operations, changes in stockholders' equity, and statement of cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended 2002 and 2001 then ended in conformity with accounting principles generally accepted in the United States.

Clyde Bailey
Certified Public Accountant

March 18, 2003





NeuroGenesis, Inc.
Balance Sheet
As of December 31, 2002 and 2001
ASSETS

CURRENT ASSETS				2002		2001
Cash and cash equivalents 		$120,133 	$ 54,995

Accounts receivable,
net of allowance
for doubtful accounts			   9,892   	   6,543

Employee Advances			   4,100     	       0

Inventories 				   32,122 	  33,055

Prepaid expenses 			    9,488	  10,240
					_________	________
		   			  175,735        104,833
					_________	________
FIXED ASSETS

Furniture and office equipment,
net of accumulated depreciation
of $25,770 for 2002
and $17,796 for 2001 			   27,553  	  32,036

Patents, net of accumulated
amortization of $2,222 for 2002
and $1,609 for 2001 		 	    9,427  	  10,040
					_________	_________
				 	   36,980  	  42,076
					_________	_________

TOTAL ASSETS				 $212,715 	 $146,909
					=========	==========



The accompanying notes are an integral part of these financial statements.


NeuroGenesis, Inc.
Balance Sheet
As of December 31, 2002 and 2001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES				2002		2001

Accounts payable and
accrued liabilities	 			$  83,406 	$  66,513

Accrued Compensation	 			   31,000     	        0

Loans from directors  	 			   84,314  	  107,228
						  _______	  _______
	 		 			  198,720  	  173,741
						  _______	  _______

LONG TERM LIABILITIES

Note payable - related party			  183,664  	  173,268
						  _______	  _______
				 		  183,664  	  173,268
						  _______	  _______

STOCKHOLDERS' EQUITY

Preferred stock, par value $.025
per share, authorized
500,000 shares, no shares outstanding                   -              -

Common stock,
par value $.025 per share,
authorized 2,500,000 shares;
2,185,587 outstanding at
December 31, 2002 and 2,003,588
shares outstanding at
December 31, 2001 				   54,640  	   50,090

Additional paid-in capital	  	        2,167,767       2,167,767
Accumulated deficit			       (2,392,076)     (2,417,957)
						__________	_________
						 (169,669)       (200,100)
						__________	__________


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	 		     $    212,715     $	  146,909
						==========	==========


The accompanying notes are an integral part of these financial statements.



NeuroGenesis, Inc.
Statement of Operations
For the Years Ended December 31, 2002 and 2001

					2002		2001
Sales, net of discounts 	 	$1,323,392  	$  548,799
Cost of sales			           327,108  	   134,906
					__________	___________
Gross profit		 	           996,284  	   413,893

Selling, general and
administrative expenses  	    	   972,479         467,983
					___________	__________
Operating income (loss)		     	    23,805  	   (54,090)

Other income (expense):

Interest (expense)		     	   (12,924)   	    (8,002)
Other income (expense)		      	    15,000    	    19,500
					___________	___________
Other income, net 		       	     2,076  	    11,499
					___________	___________

Net income (loss)		 	$   25,881  	  ($42,592)
					===========	===========

Net income (loss) per share	        $     0.01   	    ($0.02)
					===========	===========
Weighted average shares
outstanding		            	 2,185,587       2,003,588
					===========	===========


The accompanying notes are an integral part of these financial statements.


NeuroGenesis, Inc.
Statement of Cash Flows
For the Years Ended December 31, 2002 and 2001

CASH FLOWS FROM OPERATIONS			2002		2001
Net income (loss)			     	$ 25,881  	($42,592)

Operating expenses not requiring
use of cash:

	Amortization expense	  	             613 	     669
	Depreciation expense			  10,027           7,671
	Shares issued for services		   4,550  	       -

Net (increase) decrease in operating
assets and liabilities	                          42,109          85,908
						 ________	________
CASH PROVIDED BY OPERATIONS		          83,180  	  51,656
						 ________	________
CASH FLOWS FROM INVESTING ACTIVITIES

	Disposal of property and equipment         1,014

	Purchase of property and equipment        (6,558)        (32,774)
						 ________	_________
CASH PROVIDED BY INVESTING ACTIVITIES		  (5,544)        (32,774)
						 ________	_________

CASH FLOWS FROM FINANCING ACTIVITIES

	Increase in notes payable	          10,396  	      0

	Payment of notes payables	         (22,914)        (15,212)
						 ________	_________

CASH PROVIDED BY FINANCING ACTIVITIES	         (12,518)        (15,212)
						 ________	_________
NET INCREASE (DECREASE) IN CASH		          65,118  	   3,670

CASH - BEGINNING OF YEAR			  54,995  	  51,325
						 ________	________
CASH - END OF YEAR			       $ 120,113  	 $54,995
						========	========
Supplementary Disclosure:
		Cash Paid for Interest	         $12,924  	  $8,002
		Cash Paid for Taxes		       -	       -

Non-cash transactions:
(See Statement of Stockholders' Equity)
	Shares Issued for Services		 139,000         392,838
	Shares Issued for Assets	               -	       -

The accompanying notes are an integral part of these financial statements.




NeuroGenesis, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended  December 31, 2002 and 2001
																						Additional	Total						    	    Common Stock 	 Paid-in	Accumulated	Stockholders'
			Shares		Amount	 Capital	Deficit		Equity
Balance,
December 31, 2000 	2,003,588   	$50,090   $2,167,767  	($2,375,365)   ($157,508)

Stock issued for
services

Stock issued for cash	        -             -	           -              -	       -

Stock canceled	                -	      -	           -	          -	       -

Net loss,
December 31, 2001               -	      -	           -        (42,592) 	 (42,592)
																	_________	_________  __________	_____________	_________
Balance,
December 31, 2001   	2,003,588    	 50,090    2,167,767  	 (2,417,957)  	(200,100)

Stock issued for
services	 	  139,000   	  3,475            -	          -	   3,475

Stock issued for
cash		 	   42,999   	  1,075     	   -	          -	   1,075

Net income,
December 31, 2002 						     25,881  	  25,881
			_________	________   _________	___________	________
Balance,
December 31, 2002  	2,185,587  	 54,640    2,167,767  	 (2,392,076)    (169,669)


The accompanying notes are an integral part of these financial statements.



NeuroGenesis, Inc.
=====================================================
Notes to Financial Statements December 31, 2002

Note 1 - Organization
NeuroGenesis, Inc. (the Company) is a Delaware
Corporation and is the successor to the business operations of Matrix Technologies, Inc., a Texas
Corporation, which was incorporated in November 1984 for the purpose of the completing the development of a series of products to be used as adjuncts to therapy by the substance-abuse treatment community.

In November of 1989, one of the components of the main product, l-tryptophan, was banned by the FDA. This required destruction of product inventory and resulted in a substantial decline in sales over the next few years.
During 1991 the majority of directors resigned and new directors were elected. By 1993 sales had fallen to less than 20% of the 1990 levels. In 1991 one of the Company's original Founders formed a new company, Natural Neuro Nutrition, Inc.
(3NI), to develop new research and pursue similar goals of the original company.

NeuroGenesis, Inc. unsuccessfully pursued legal action against the new company, 3NI, which was settled in August of 1993 and resulted in the Company giving 3NI a royalty free license and reinstating the founder of 3NI on the Board of Directors of NeuroGenesis, Inc.

After settlement of the litigation in 1993, the Founder began reorganization of NeuroGenesis, Inc. The Company, from an operational point of view, was basically inactive until February 1998.
At that time the Company acquired 3NI and a network marketing company, Neuro Health Products, in exchange for 500,000 shares of common stock valued at approximately $62,500.

Note 2 - Summary of Significant Accounting Policies

Inventory  Inventories are stated at the lower of cost or market.
Cost is determined usingan average cost method.

Property and Equipment - Property, and equipment are reported at cost. Repairs and maintenance costs are charged to operations when incurred.


Depreciation - Depreciation is calculated using the straight-line method, based on the estimated useful life of the respective asset, which ranges between five years and ten years. Depreciation expense for 2002 and 2001 was $7,974 and $7,7671 respectively.

Stock Based Compensation - The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees," ("APB 25"), under which no compensation cost is recognized. The Company adopted Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employee, officers and directors stock plan other than for options issued at an exercise price below market price, to non- employees for consulting services or to debt providers that had stock or options attached.


Fair Value of Financial Instruments - The Financial Accounting Standards Board(FASB) Statement No. 107. Disclosure About Fair Value of Financial Instruments is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheet for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and 2001.


Impairment of Long-Lived Assets - The Company follows SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization are calculated using the straight-line method for financial reporting and income tax purposes.

Revenues are recognized in the period in which they occur. Revenues are recognized from sales of products when they are shipped. Revenue and expenses are accrued at the end of the accounting periods for proper accounting in order to comply with generally accepted accounting procedures.


Recent Accounting Pronouncements
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets
To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the
Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1,
2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.


In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition f or Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS


Recent Accounting Pronouncements

No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.


Note 3  Patents and Royalties

The Company has developed three patents since 1984. Registration of the first two patents was assigned to a key stockholder and officer of the Company in 1995 to partially satisfy a debt obligation. At the time of transfer the patents were valued at $89,153. A third patent was developed in 1999 at a cost of $10,410. The third patent was split into two applications by the Patent and Trademark Office (PTO). The first of these was awarded in 1999 and the second was awarded in 2001 at cost of $3,059. It is not certain if and when these patents will be assigned to the company by the two inventors (both officers of the Company).

An agreement exists between NeuroGenesis, Inc. and a key stockholder and officer, which allows the Company to use the patents without paying royalties as long as the stockholder remains an officer of the Company and receives remuneration according to the compensation agreement outlined in Note 7. No compensation was paid to this officer, under the compensation agreement, during 2002 and 2001.

The patent assignment and royalty agreement requires the Company to pay royalties of $.01 for each capsule manufactured by the Company if the conditions stated above are not met. No royalty fees were paid to this officer or accrued under this agreement during 2002 and 2001.

All legal fees associated with the development and protection of the patents have been paid by the Company and all proceeds of the law suits have been given to the Company even though the patents are registered to key employees and shareholders of the Company.

All royalty income earned in prior years has been given to the Company. No royalty income was earned during 2002. NeuroGenesis, Inc. received royalty income of $19,500 related to the patents assigned to the officer and stockholder during 2001.


Note 4  Patent Infringement Litigation
The Company has been involved in extensive litigation developing and protecting the first two patents. In September 1998 the Company obtained a judgment against a former officer and stockholder of NeuroGenesis, Inc., in the amount of $7.2 million for patent, trademark and trade dress infringement, misrepresentation, conversion breach of contract and breach of fiduciary duty. Although the Company prevailed, the defendant died prior to settlement of the judgment. Settlement with the estate of the defendant provided a $15,000 cash payment to NeuroGenesis, Inc. and conveyance of product inventory and accounts receivable valued at $19,796. The $15,000 cash was paid to legal counsel according to terms of the contingency agreement and for accrued legal expenses.

In September 1999 the Company obtained a permanent injunction and a $50,000 judgment against an ex-distributor of NeuroGenesis, Inc. and his company for patent, trade mark and trade dress infringement, misrepresentation in commercial advertisement, misappropriation of trade secret, business defamation and product disparagement, libel and slander.

Legal counsel for NeuroGenesis, Inc. filed suit against the defendant in December 1999 for refusal to abide by the September arbitration award. Management agreed to settle the case for $15,000 which was received during 2002.


Note 5 - Note Payable
In March 1995 NeuroGenesis, Inc. had a $446,459 bank loan, which was personally guaranteed by an officer and major stockholder. The bank exercised the guarantee and collected the amount due from the individual shareholder. In consideration to the shareholder for satisfying the debt, the Company issued shares of common stock valued at $165,878 and the balance of $280,581 was issued as a demand note, which bears interest at a rate of 6.0 % per annum. In April 1995 the Company transferred ownership of two patents, valued at $89,153 to the officer and stockholder to reduce the balance due on the demand note.


During 1997 the Company applied $80,000 of royalty income against this shareholder's note balance and paid the shareholder an additional $5,000 against the note. The remaining principal balance of $106,428 has been renewed annually with accrued interest. Total principal and interest outstanding at December 31, 2002 and 2001 was $183,665 and $173,269. Interest expense associated with this note was $10,396 and $8,002 for 2002 and 2001 respectively.

During 2001 the Company also had a line of credit in the amount of $45,000 from Lloyds TSB Bank in London England. The note accrued interest at 5.25% and matured in 2002. The same officer and stockholder paid off the line of credit with his personal funds. The Company has agreed to pay the shareholder on the same terms as the original note. Total principal due as of December 31, 2002 was $39,000. Interest expense associated with this note was $2,395 for 2002.

Total interest expense on all obligations was $12,924 and $8,002 for 2002 and 2001 respectively.

In addition to this note the Company is indebted to the same officer and stockholder for legal expenses paid in connection with the lawsuit filed by NeuroGenesis, Inc. against 3NI, Lloyd's Bank, and the Company officer, which was settled in 1993. The amount owed is not evidenced by a note and is not accruing interest. The balance owed to the stockholder was $84,314 at December 31, 2002 and $107,228 at December 31, 2001.


Note 6  Income Taxes
The Company has net operating loss carry forwards available to offset future taxable income of $1,710,032 and $1,770,623 for 2002 and 2001, respectively. Approximately $50,000 will expire in 2003. Approximately $400,000 will expire in 2005, $679,759 in 2006, $119,923 in 2007, $3,663 in 2008, and the balance of $78,359 in 2009. The Company's tax records for 1992-1994 are not available as of the date of this report. These records were not turned over the current management when all other directors resigned in 1994 (See Note 1).

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

					2002 		2001
Current 				$ -0- 		$ -0-
Deferred 				  -0-             -0-
					______		_____
Total provisions for income taxes 	$ -0- 		$ -0-
					======		======

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:
					2002 		2001
Net operating loss carryforward 	$ 645,092 	$ 653,891
Valuation allowance 			 (645,092)      ( 653,891)
					__________	__________
Total provisions for income taxes  	$      -0-      $     -0-
					==========	==========

Note 7 Employment Agreements

During 2002 the Company agreed to pay certain directors and employees compensation based on net cash flow available, up to $7,000 per month, retroactive to December 1, 2001. During 2002 NeuroGenesis, Inc. paid $19,500 under this agreement. Deferred compensation authorized and accrued as of December 31, 2002 was $35,000. A key director and stockholder waived an accrual of $39,000 under this agreement for 2002.


Note 8  Operating Lease
The Company leases its corporate headquarters in Houston, Texas for office and warehouse space. On April 1, 2001 the Company entered into a thirty-six (36) month lease for approximately 5,877 square feet.
The monthly rent is $4,621 per month. The lease expires on March 31, 2005. At December 31, 2002, future minimum lease payments under this lease is as follows:

		2003	 $ 55,453
		2004 	   55,453
		2005 	   13,863
			 _________
			 $124,769

Note 9  Food and Drug Administration Regulations

The Company presently markets its products as nutritional products, rather than therapeutic products. The potential exists whereby the Company would be required to obtain approval from the Food and Drug Administration (FDA) to market its products. In addition, many states have statutory authority to regulate drugs and other nutritional products. Therefore, there is risk that the Company's products may become subject to state and federal regulations, and there is no guarantee that FDA approvals, if required, would be granted. 3

Note 10  Subsequent Events
There were no subsequent events that warrant disclosure that has occurred since the balance sheet date.......................end




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WIH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

At the annual meeting of the Company's shareholders in 2002 the shareholders elected the following officers and Directors for the Company:

Name and Address                Age          Position

Albert H. Bieser             	69           President,
15535 St. Cloud                              Treasurer and
Houston, Texas 77062			     Chairman


Lary A. Dorrington   		45 	     Vice President,
P. O. Box 361 				     Secretary and
Seabrook, Texas 77586			     Director


William R. Barrow 		59	     Director
P. O. Box 678
Seabrook, Texas 77586


Terry Neher			62	     Vice President and
25717 118th Place SE 			     Director
Kent, Washington 98031


Albert H. Bieser is Board Chairman, President, Treasurer, a principal stockholder and a founding member of the Company. He holds Bachelor of Science Degrees in Business Administration (1953 )and Electrical Engineering (1959)from the University of Colorado. He also holds a Master of Science Degree in Electrical Engineering from Southern Methodist University (1963). Prior to 1984, Mr. Bieser served as the President of
B. E. Industries, Inc., a successful private company that manufactured ship board satellite antenna aiming systems, President of General Computer Systems, Inc. a publicly held firm which manufactured a proprietary "key-disk-tape" data entry subsystem and as Managing Director of Recognition Equipment-Europe,a computer related company.

Lary A. Dorrington is Vice President of Marketing, Secretary, Director and a principal shareholder of the Company. He holds a Bachelor of Science Degree in Biology and Chemistry (1979) and a Master of Science Degree in Management (1989)from the University of Houston. He served in retail corporate management with Joske's of Houston (department stores) until 1981. Mr. Dorrington has been a professional educator for the past nineteen years. He is a Past President of the Clear
Creek Educators Association, a member of Phi Delta Kappa, the Association for Supervision and Curriculum Development, the Texas Science Teachers, the National Science Teachers Association, the Texas
Association of Secondary School Principals and the National Association of Secondary School Principals

William R. Barrow, Director, holds a Bachelor of Science Degree in Chemical Engineeringfrom the University of Texas. He has twenty-five years experience as an independent oil operator and has drilled and operated numerous shallow wells in South Texas, as well as, deeper wells in Texas and Louisiana. Currently Mr. Barrow is President of Seabrook Energy Corporation.

Dr. Terry Neher, DDS, CCDS, CAC is a Vice President and Director.
He received his DDS Degree from Creighton University (1964) and his Substance Abuse Certification from Spokane Fall College (1986).
He recently retired from the position of the Executive Director of the Chemical Dependency Coalition and is a professor in the Spokane Falls Substance Abuse Program. His research in substance abuse field since 1970 has developed him as a recognized leader in the Medical Model of Addiction. It is expected that he will join the company on a full time basis in 2002.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(A) of the Securities Exchange Act of 1934 as amended, (the"Exchange Act") requires the Company's officers and Directors and persons who own ten percent or more of the outstanding shares of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent or more owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(A) forms they file.

Management believes that during the period from December 31, 2002 through January 1, 2003 all Section 16(A)filing requirements applicable to its current officers, directors and ten percent or greater beneficial shareholders were complied with.

ITEM 10 EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation for each of the officers and directors during the current fiscal year:

Name Principal          Position           Annual Compensation

Albert H. Bieser        President, CEO,    Up to $65,000 per yr.
                        Director           None paid in 2002

Lary A. Dorrington      Vice President,    Up to $55,000 per yr.
                        Director           $13,000 paid in 2002

Terry Nehr              Vice President,    $38,000 paid in 2002
                        Director


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent (5%)
 or more of the Company'sCommon stock as of December 31, 2001. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

Name and Address               Number of Shares        Percent of Total
Albert H. Bieser                 1,001,724               45.83%
15535 St. Cloud
Houston, Texas 77062

Lary A. Dorrington                 106,041                4.85%
P. O. Box 361
Seabrook, Texas 77586

Dr. Terry Neher                    140,039                6.41%
P. O. Box 1266.
Thayne, WY 83127


The following table sets forth the common stock ownership of all officers and directors of the Company as of December 31, 2001.

Name and Address  	  Title  	  Number of Shares  	Percent of Total
Albert H. Bieser  	 President        1,001,724       	  45.83%
15535 St. Cloud    	 Director
Houston, Texas 77062

Lary A. Dorrington 	 Vice President     106,041         	  4.85%
P. O. Box 361     	 Director
Seabrook, Texas 77586

Dr. Terry Neher   	 Vice President     140,039         	  6.41%
P. O. Box 1266    	 Director
Thayne, WY 83127




ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

		None




ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

               	 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2003

NEUROGENESIS INC.

By  /s/ Albert H. Bieser /s/
   _________________________
   Albert H. Bieser, Chief Executive Officer


NEUROGENESIS INC.

By /s/ Albert H. Bieser /s/
__________________________
Albert H. Bieser, Chief Financial Officer

Certifications

Albert H. Bieser certifies that:

1. I have reviewed this Annual Report of Neurogenesis, Inc. on Form 10-KSB

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with Respect to this Annual Report.
3. Based on my knowledge, the financial statements and other financial information included in this Annual Report, fairly represent in all material aspects the financial conditions, result of operations and cash flow of the Registrant as of and for the periods presented in this Annual Report.

4. The Registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
   Registrant and have;

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared:
(b) evaluated the effectiveness of the Registrants 's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this Annual Report ( the"Evaluation Date"), and
(c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's Auditors and the Audit Committee of the Registrant's Board of Directors
(or persons performing the equivalent function);

	(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarize and report financial data and have identified for the Registrant's Auditors any material weaknesses in the Registrant's internal controls; and
	(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 31, 2003

/s/ Albert H. Bieser /s/
_______________________
Albert H. Bieser
Chairman, President, Treasurer and
Chief Financial Officer