Form 10QSB
period 2003-03-31
NEUROGENESIS INC
filed 2003-07-23
CIK 848071

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

As of March 31, 2003 there were 2,014,600 outstanding shares of NeuroGenesis, Inc.Common Stock, par value $0.025. There are
25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_  ,































NeuroGenesis, Inc.
Index to Form 10-QSB


Part I




FINANCIAL INFORMATION ( UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of  March 31, 2003 (Unaudited) and
December 31, 2002 (Audited).


Statements of Operations for the Three Month periods ended
March 31, 2003 and March 31, 2002.

Statements of Cash Flows for the Twelve Month periods ended
March 31, 2003 and March 31, 2002.

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Part II



OTHER INFORMATION







SIGNATURES








PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements



NeuroGenesis, Inc.
Balance Sheets
				March 31, 2003       December 31, 2002
				___(Unaudited)_______ (Audited)_
ASSETS
Current Assets
Cash and cash equivalent 	 $  122,045		$   120,133
Accounts receivable,
net of allowance
for doubtful accounts                30,877	              9,892
Other Current Assets
Employee Advances                     4,000
Inventories 	                     45,746		     32,122
Prepaid expenses                      9,226                   9,488
Inventory asset  	          ___ 5,385_                ___-___
 	                         $  226,279            	$   175,735

Fixed Assets
Furniture, office equipment
and patents, net of
accumulated depreciation.        $   27,290             $    27,553
Patents, net of accumulated
amortization of $2069            $    9,427             $     9,427
				___________		__________
Total Fixed Assets 	         $   36,717	        $    36,980

 Total Assets	                 $  261,913	        $   212,715



LIABILITIES

Current Liabilities:
Accounts payable and
accrued expenses	  	 $    62,135	   	$    83,406
Accrued Compensation	   	 $    33,250    	$    31,000
Short term bank loan                  34,500                      -
Loans from directors	   	 $    74,014     	$    84,314

Total Current Liabilities  	 $   203,899      	$   198,720

Long Term Liabilities

Note payable-Related party 	 $   183,665	   	$   183,664


STOCKHOLDERS EQUITY (DEFICIT)
25,000,000 Common Shares
@ $0.025 and 500,000 Preferred
Shares authorized 2,014,600
Common Shares @ $0.025
par value, outstanding	               54,915          	      54,540
Additional Paid in capital          2,168,593         	   2,167,767
Accumulated Deficit  	           (2,349,159)        	  (2,392,076)

Total Stockholders Equity      	$    (125,651)     	 $(  169,669)

 Total Liabilities and
 Stockholders Equity            $     261,913	         $   212,715


The accompanying notes are an integral part of these financial statements.










NEUROGENESIS, INC.
Statements of Operations
 (Unaudited)

                   	Three Months End
                      March 31, 2003   March 31, 2002

Revenues	         $  491,351     $    221,960
Cost of Goods Sold          111,424	      55,831
Gross Profit	         $  379,927     $    166,129



Selling, General and
Administrative Expense   $  341,280     $    169,105
Operating Income (Loss)  $   38,647     $   <   2976>
 Other Income (Expense)
 Interest (Expense)               -   		 <41>
 Other Income            $        -                -
 (expense)                        -     $      4,000
Other Income net         $        -     $      3,959

Net Income (Loss)        $   38,647     $        983

Net Income(Loss) $
per share	         $   0.0176     $     0.0005

Weighted average
shares outstanding 	  2,196,587	   2,003,588



The accompanying is an integral part of the financial statements







NEUROGENESIS, INC.
Statements of Cash Flows
                             Three Months Ended March 31
			      2003                   2002
			     ____________________________
Cash Flows From Operating
Activities:
Net Income  	             $  38,647        $       983
Amortization
Depreciation	                 2,294	      $     1,011
Shares issued for services         550                  -
Net<increase> decrease in
operating assets and
liabilities 	             $ <33,152>       $    17,885
Net Cash Provided by
Operating Activities         $   8,339        $    19,879


Cash Flows From
Investing Activities:

Purchase of property
and equipment                $   < 948>        $   <2,657>
Net Cash Provided by
Investing Activities         $    <948>        $   <2,657>

Cash Flows From Financing
Activities

Increase in notes payable    $       -	       $        -
Payment of notes payaable    $ < 4,929>        $   <3,100>

Net Cash Provided by
Financing Activities         $ < 4,929>        $   <3,100>

Net Increase<Decrease>
in Cash	                     $   2,462         $   14,122

Cash-Beginning of Year	     $ 120,133         $   54,995

Cash-End of Year             $ 122,595         $   69,117

Supplementary Disclosure
Cash Paid for Interest       $                 $      582

Cash Paid for Taxes  	             -		        -

Non-cash Transactions
Shares Issued for Services      11,000                  -
Shares Issued for Assets             -	                -









NEUROGENESIS, INC.
Notes to financial Statements

Note 1 -  Basis of Presentation:
	The financial statements include the accounts of NeuroGenesis, Inc. and it's subsidiaries. The balance sheet as of December 31, 2002, the statements of operations for the three months ended September 30, 2002 and 2001 and the twelve months ended December 31, 2002 and 2001 and the statements of cash flows for the same period in 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2001 and for all periods presented except as explained in note 2. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results.
Interim financial statements are not necessarily indicative of financial position or operation results for an entire year. It is suggested that these interim financial statements read in conjunction with the audited financial statements and the notes thereto included in the audited financial statements and the notes thereto included in the Company's Form 10 for the year ended 1999 filed with the United States Securities and Exchange Commission (SEC) on or about September 1, 2000, as amended September 22, 2000 and as amended on or about October 3, 2000 and as amended October 31, 2001.


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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Results of operations:
For the three month period ending March 31, 2003 the Company had sales of one four hundred ninety-one thousand three hundred fifty-one dollars ($491,351). Net income for the period was thirty eight thousand six hundred forty-seven dollars ($38,547). This equates to earnings for this period of $0.0176 per share as compared to sales of two hundred twenty-one thousand nine hundred sixty dollars ($221,960) with a net income of nine hundred eighty-three dollars ($983) that equated to an earning of $0.0005 per share for the same period in 2002.

	Liquidity and capital resources
The Company had total assets of two hundred sixty-one thousand nine hundred thirteen dollars ($261,913) with total liabilities of three hundred eighty seven thousand five hundred sixty-four dollars ($387,564) producing a stockholders equity of a negative one hundred twenty-five thousand six hundred fifty-one dollars ($<125,651> ) at March 31, 2003. This compares to total assets of one hundred fifty-four thousand four hundred forty-six dollars ($154,446) with total liabilities of three hundred fifty-three thousand five hundred sixty-four dollars ($353,564) producing a stockholders equity of a negative one hundred ninety-nine thousand one hundred seventeen dollars (<$199,117>) at March 31, 2002. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months.

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

Part II

Item 2.

On January 1, 2003 in accordance with corporate minutes, the following unregistered Common shares were issued to the Directors of the Company in lieu of cash for their attendance at board and shareholder's meetings.


SHARES	SHAREHOLDER			PRICE		TOTAL
 2,500	Albert H. Bieser		0.05		$125.00
 2,500	William Barrow			0.05		$125.00
 2,500	Lary Dorrington			0.05		$125.00
 3,500	Terry Neher & Shirley Neher	0.05		$175.00
	Trust
11,000	TOTALS						$550.00

This total represents approximately 0.0055(.55%) of the outstanding shares which does not materially effect the right of the holders of the registered securities.


	All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.


 SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the tenth day of May, 2003.

	NeuroGenesis, Inc.

                    /S/       Albert H. Bieser       /S/
	By  ____________________________________         Dated: May 10, 2003
	      Albert H. Bieser, Chairman of the Board,
	      President, Chief Executive Officer



	NeuroGenesis, Inc.

	/S/	Albert H. Bieser    /S/
	By________________________________	  Dated: May 10, 2003
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

	(a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	(b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

3. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, To the registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

	(a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have Identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and
	(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

4. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated: May 10, 2003

	/S/ Albert H. Bieser /S/
        ___________________________
	Albert H. Bieser
	Chairman, President, Treasurer and
	Chief Financial Officer