Form 10QSB
period 2003-06-30
NEUROGENESIS INC
filed 2003-08-04
CIK 848071

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

As of June 30, 2003 there were 2,196,600 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025. There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_

NeuroGenesis, Inc.
Index to Form 10-QSB


Part I




FINANCIAL INFORMATION ( UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2003 and December 31, 2002 (Unaudited).


Statements of Operations for the Three and Six Months Periods ended June 30, 2003 and June 30, 2002. (Unaudited)

Statements of Cash Flows for Six Months Periods Ended
June 30, 2003 and June 30, 2002.(Unaudited)

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Part II



OTHER INFORMATION

Item 6






SIGNATURES








PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements


					NeuroGenesis, Inc.
					Balance Sheets

					June 30, 2003             December 31, 2002
 					(Unaudited)		   (Audited)
					_______________________________________
ASSETS
  Current Assets
	Cash and cash equivalent            180,956		   $     120,133
	Accounts receivable,
	net of allowance for
	doubtful accounts            	      6,359                        9,892
	Employee advances		      4,000			   4,100

  Other Current Assets
	Inventories		             46,758                       32,122
	Prepaid expenses                     12,582                        9,488
	Deferred Tax Asset	                  -                            -
					  _________		      ___________


Total Curreent Assets      	        $   246,655                 $    175,735

  Fixed Assets
	Furniture, office equipment
	and patents, net of
	accumulated depreciation.       $    26,392   		    $     27,553
	Patents, net of
	accumulated amortization        $     9,120   		    $      9,427
					_____________		    _____________
Total Fixed Assets        	        $    35,512   		    $     36,980


Total Assets 	                        $   282,168   		    $    212,715



LIABILITIES

  Current Liabilities:

	Accounts payable and
	accrued expenses                 $     92,083               $    83,406
	Short term bank loan                   30,000                    31,000
	Note payable-related party             66,914                    84,314
	Loans from directors		      188,865                   173,268
                             		______________		    ____________

  Total Current Liabilities 	         $    377,861               $   198,720

  Long Term Liabilites

	Loans from directors			    -			183,664

  Total Liabilities			      377,861			382,384


STOCKHOLDERS EQUITY (DEFICIT)
	25,000,000 Common Shares
	@ $0.025  and 500,000 Preferred
	Shares authorized 2,196,600
	Common Shares @ $0.025 par
	value, outstanding	         $     54,915               $    54,540
	Additional Paid in capital          2,168,043                 2,167,967
	Accumulated Deficit		   (2,386,045)               (2,392,076)
                                           ___________		    ____________
Total Stockholders Equity      	              (95,694)              $  (169,669)

Total Liabilities and
Stockholders Equity                      $    282,168               $   212,715



See accompanying notes.








				       NEUROGENESIS, INC.
		                       Statements of Operations
                                           (Unaudited)
			 Three Months Ended     			Six Months Ended
 			June 30, 2003        June 30, 2002             June 30, 2003    June 30, 2002
Revenues		$  529,727	     $ 307,941		       $ 1,021,078 	$  529,902
Cost of Goods Sold	   128,539              76,096	                   239,963         131,958
			___________	     __________		       ____________	___________
Gross Profit		$  401,188           $ 231,845	 	       $   781,115      $  397,944


Selling, General and
Administrative Expense  $  367,944           $ 220,131	               $   709,224	$  389,276
                          _________	     _________		       ____________	__________

Operating Income
(Loss)                  $   33,244           $   11,714	  	       $    71,891      $    8,668

Other Income (Expense)
Interest (Expense)               -
Other Income	                             $   11,000	                         -      $    15,000
					     ___________				___________
Other Income Net	$        -           $   11,000                $         -      $    15,000

Net Income (Loss)       $   33,244           $   22,714	               $    71,891      $    23,668
Net Income(Loss)
Per Share               $   0.0151           $   0.0112	               $    0.0341      $    0.0243

Weighted average         2,196,600            2,003,588	                 2,105,595        2,003,588



The accompanying is an integral part of the financial statements




				NEUROGENESIS, INC.
				Statements of Cash Flows
					     Six Months Ended
					June 30, 2003   June 30, 2002
Cash Flows From Operating
Activities:
 Net earnings		       		$    71,892	$     23,668
 Amortization                                     -                -
 Depreciation	                              2,400	        2,75
 Shares issued for services                     550		   -
 Net<increase> decrease in
 operating assets and
 liabilities                                 <5,115>               -
				          __________	 ___________
Cash Flow from Operation       		$    69,727	$     26,419

Cash Flows From Investing
Activities:

Purchase of property and
equipment	                 	       <948>	      < 5696>
Net Cash Provided by Investing 		_____________	 ____________
Activities	                        $      <948>	$     < 5696>

Cash Flows From Financing Activitie

Increase in notes payable
Payment of notes payable         	    <13,915>	       <8214>
Cash Provided by Financing		 ____________	 ____________
 Activities                     	$   <13,915>    $    <8,214>


Net increase<Decrease>
in Cash	                        	$    54,828     $    12,509
Cash- Beginning of Period        	$   120,133     $    54,997
Cash-End of Period            	 	$   174,961     $    67,506

Supplementary Disclosure
Cash Paid for Interest                 		        $       973

Cash Paid for Taxes	                          -               -

Non-cash Transactions
Shares Issued for Services	                375		  -
Shares Issued for Assets	                  -	          -







 NEUROGENESIS, INC.
 Notes to financial Statements

Note 1 -  Basis of Presentation:
The financial statements include the accounts of NeuroGenesis, Inc. and it's subsidiaries. The balance sheet as of September 30, 2001, the statements of operations for the three months ended September 30, 2001and 2000 and the nine months ended September 30, 2001 and 2000 and the statements of cash flows for the same period in 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented except as explained in note 2. All adjustments made have been of a normal recurring nature.Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operation results for an entire year. It is suggested that these interim financial statements read in conjunction with the audited financial statements and the notes thereto included in the audited financial statements and the notes thereto included in the Company's Form 10 for the year ended 1999 filed with the United States Securities and Exchange Commission (SEC) on or about
September 1, 2000, as amended September 22, 2000 and as amended on or about October 3, 2000 and as amended October 31, 2001.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and xpenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets, which could affect the financial statements and future operations of the Company.

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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations
For the six month period ending June 30, 2003 the Company had sales of one million twenty-one thousand seventy-eight dollars ($1,021,078) . Net income for the period was seventy-one thousand eight hundred ninety-one dollars ($71,891). This equates to earnings for this period of $0.0341 per share as compared to sales of five hundred twenty nine thousand nine hundred two dollars ($529,902) with a net profit of twenty-three thousand six hundred sixty-eight dollars ($23,668) that equated to a $0.0243 per share net profit for the same period in 2002.

	Liquidity and capital resources
The Company had total assets of two hundred eighty-two thousand one hundred sixty-eight dollars ($282,168) with total liabilities of three hundred seventy-seven thousand eight hundred sixty-one dollars ($377,861) producing a stockholders equity of a negative ninety-five thousand six hundred ninety-four dollars ($<95,694> ) at June 30, 2003. This compares to total assets of one hundred seventy-five thousand one hundred one dollars ($175,101) with total liabilities of three hundred fifty-one thousand nine hundred seventy-three dollars ($351,973) producing a stockholders equity of a negative one hundred seventy-six thousand eight hundred seventy-two dollars (<$176,872>) at June 30, 2002. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months



This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form
10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's
Discussion and Analysis of Financial Condition and Results of Operations
" Assumptions Underlying Certain Forward-Looking Statements and
Factors That May Affect Future Results" and elsewhere from time to time in the Company's SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

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

	NeuroGenesis, Inc.

                    /S/       Albert H. Bieser       /S/
	By  ____________________________________         Dated: July 14, 2003
	      Albert H. Bieser, Chairman of the Board,
	      President, Chief Executive Officer



	NeuroGenesis, Inc.

	/S/	Albert H. Bieser    /S/
	By________________________________	  Dated: July 14, 2003
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

3. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,To the registrants auditors and the audit committee of registrant's board of directors (or personsperforming the equivalent functions);

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