Form 10QSB
period 2003-09-30
NEUROGENESIS INC
filed 2003-11-13
CIK 848071

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

As of Sept 30, 2003 there were 2,196,587 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025. There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format (check one):
Yes___ No_X_

					NeuroGenesis, Inc.
				      Index to Form 10-QSB


					     Part I




FINANCIAL INFORMATION (UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of September 30, 2003 (unaudited).


Statements of Operations for the three months and nine months periods ended September 30, 2003 and September 30,
2002. (Unaudited)


Statements of Cash Flows for the Nine Months Periods Ended
September 30, 2003 and September 30, 2002.(Unaudited)

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

					     Part II



OTHER INFORMATION

ITEM 3  CONTROLS AND PROCEDURES






SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

					NEUROGENESIS, INC.
					  BALANCE SHEET
				     As of September 30, 2003


					     ASSETS




Current Assets

  Cash and cash equivalents 				$  220,662
  Accounts receivable, net of
  allowance for doubtful accounts			     8,716
  Employee advances					     2,800
  Inventory						    64,803
  Prepaid expenses					     9,182
							__________
    Total current assets				   306,163




  Property, net of accumulated depreciation 		    24,815
  Patents, net of accumulated amortization		     8,967
    							__________



Total assets						$  339,945
							==========

LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities

  Accounts payable and accrued expenses			$  114,943
  Short term bank loan					    25,500
  Note payable-related parties				    57,314
							__________
    Total current liabilities				   197,757


Long term note						   191,930
							__________
    Total liabilities					   389,687


STOCKHOLDERS' DEFICIT:

  Common stock, $.025 par value, 25,000,000
  shares authorized, 2,196,587 shares issued
  and outstanding respectively				    54,915

  Additional paid-in capital				 2,168,043
  Accumulated deficit					(2,272,700)
							___________
    Total Stockholders' Deficit				   (49,742)
							___________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$  339,945


				     NEUROGENESIS, INC.
			         STATEMENTS OF OPERATIONS
		For the 3 and 9 Months Ended September 30, 2003 and 2002


				Three Months Ended 	Nine Months Ended

				2003 	     2002	2003         2002


Revenues			$  592,974  $  372,042	$1,613,404   $  901,944

Cost of revenues		   131,692	94,313	   372,710	226,268
				   _______   _________   _________    _________
Gross margin			   461,282     277,729	 1,240,544	675,676

General, administrative
and selling			   401,409     260,062	 1,103,207	649,224
				__________   __________  _________    _________
Operating income	            59,872	17,667	   137,337	 26,452


Interest expense		    (2,600)		    (8,265)

Other expense 				 				 (5,866)
				___________  _________  __________   ___________
Net income 			$   57,273   $  17,667	$  129,223   $   42,990
				==========   =========  ==========   ===========

Net income per share,
basic and diluted		$     .03   $     .01   $      .06   $      .02

Weighted average shares
outstanding		 	2,196,587   2,003,588    2,193,531    2,003,588



					NEUROGENESIS, INC.
				     STATEMENTS OF CASH FLOWS
		          Nine Months Ended September 30, 2003 and 2002


						2003 			2002
				                _______			______
Cash flows from operating activities:

  Net income 					$  129,223		$   42,990
  Adjustments to reconcile net
  loss to cash used in operating
  activities:

  Amortization and depreciation			     7,245		     2,944
  Shares for services				       550	                 -
  Net increase in operating assets
  and liabilities:			            17,904	            12,792
						__________		__________
  Net cash provided by operating
  activities					   154,922 		    58,726
						__________		__________

Cash flows from investing activities:

  Purchase of property and equipment		    (4,047)			 -
						___________		__________
Cash flows from financing activities:

  Payment of notes payable			   (40,500)		   (14,814)

    Dividends paid 				    (9,846)			 -
						___________		___________
    Net cash used in financing
    activities				 	   (50,346)		   (14,814)
						___________		___________



NET INCREASE (DECREASE) IN CASH 		   100,529 		     3,912
Cash, beginning of period			   120,133		    54,995
						___________		__________
Cash, end of period				$  220,662		$   98,907
						===========		==========



Supplemental information:
  Income taxes paid  				$	- 		$	-
						==========		==========
  Interest paid					$   8,265		$     973
						==========		==========


						NEUROGENESIS, INC.
					 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of NeuroGenesis, Inc. ("NeuroGenesis") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the Form 10-KSB have been omitted.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of operations
For the nine month period ending September 30, 2003
NeuroGenesis, Inc. had sales of $1,613,404 . Net income for
the period was $129,223. This equates to earnings for this
period of  $0.06 per share as compared to sales of  $901,944 with a net profit of $42,990 that equated to a $0.02 per share net profit for the same period in 2002. For the three month period ending September30, 2003 there were sales of $592,974 with a net income of $57,273 as compared to sales of $372,042 with a net income of $17,667 for the same period in 2002. In both the 78% sales increase in the nine month period and the 59% increase in the three month period the increase in percentage it is the result of sales representative agreements that were executed in the Spring of 2002. The corresponding 12% decrease in cost of sales in both the three month and nine month comparative periods is the result of discounted prices with larger volume purchases made possible by the sales increase.

Liquidity and capital resources
NeuroGenesis, Inc. had total assets of $339,945 with total liabilities of $389,687 producing a stockholders equity of $<49,742> at September 30, 2003. This compares to total assets of $212,715 with total liabilities of $382,384 producing a stockholders equity of <$169,669> at September
30, 2002. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations " Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" and elsewhere from time to time in the Company's SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

PART 2

Item 3. Controls and Procedures

Our Chief Executive Officer has concluded that our disclosure controls and procedures have functioned effectively so as to provide the information necessary whether:

(i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form
10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of Neurogenesis, as of, and for, the periods presented in this Quarterly Report on Form10-QSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.



	        SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the 28 day of October, 2003.

NeuroGenesis, Inc.
/S/       Albert H. Bieser       /S/
By  ____________________________________Dated: October 28, 2003
     Albert H. Bieser, Chairman of the Board,
     President, Chief Executive Officer



NeuroGenesis, Inc.
/S/	Albert H. Bieser    /S/
By________________________________Dated: October 28, 2003
  Albert H. Bieser, Chief Financial Officer


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

	Dated: October 28, 2003

	/s/ Albert H. Bieser /S/
	_________________________
	Albert H. Bieser
	President and CEO


	I, Albert H. Bieser, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NeuroGenesis, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made.
   Not misleading with respect to this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining Disclosure controls and procedure (as defined in Exchange Act Rules
   13a-14 and 15d-14) for the registrant and have;

	(a) designed such disclosure controls and procedures to insure that material information relating to the Registrant, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the " Evaluation Date" ); and
	(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent function );

	(a) all significant deficiencies in the design and operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and
        (b) any fraud , whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. . The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated October 28, 2003

	/s/ Albert H. Bieser /s/
	_________________________
	Albert H. Bieser
	Treasurer and CFO