Form 10QSB
period 2003-12-31
NEUROGENESIS INC
filed 2004-02-17
CIK 848071

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

As of December 31, 2003 there were 2,196,587 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025 and no shares of Preferred Stock outstanding. There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_









<page 1>






NeuroGenesis, Inc.
Index to Form 10-QSB


Part I




FINANCIAL INFORMATION (UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of  December 31, 2003 (unaudited).


Statements of Operations for the three months and twelve months periods ended December 31, 2003 and December 31, 2002 (Unaudited).

Statements of Cash Flows for the twelve months periods Ended December 31, 2003 and December 31, 2002 .(Unaudited)

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Part II


OTHER INFORMATION

ITEM 3  CONTROLS AND PROCEDURES



SIGNATURES


<page 2>






PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements


					NEUROGENESIS, INC.
					   BALANCE SHEET
				     As of December 31, 2003


					    ASSETS




Current Assets

  Cash and cash equivalents			    $    256,396
  Accounts receivable, net of allowance
  for doubtful account					   3,373
  Employee advances					   2,200
  Inventory						  58,031
  Prepaid expenses					   9,182
							________
    Total current assets				 329,182




  Property, net of accumulated depreciation 		  23,615
  Patents, net of accumulated amortization 		   8,814
							________

Total assets					    $	 361,611
						     ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities

  Accounts payable and accrued expenses		    $	 113,537
  Short term bank loan					  23,462
  Note payable-related parties 				  47,714
						    	________
    Total current liabilities				 184,713


Long term note						 194,530
							________
    Total liabilities					 379,243
							________


STOCKHOLDERS' DEFICIT:

  Common stock, $.025 par value,
  25,000,000 shares authorized,
  2,196,587 shares issued and
  outstanding respectively				 54,915
  Additional paid-in capital			      2,168,043
  Accumulated deficit 				     (2,205,326)
						     __________
    Total Stockholders' Deficit			        (17,632)


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	   $	361,611


<PAGE 3>


					NEUROGENESIS, INC.
				   STATEMENTS OF OPERATIONS
	        	        For the 3 and 12 Months Ended
		                  December 30, 2003 and 2002

					Three Months Ended 	Twelve Months Ended

				     2003 	      2002 	2003 		 2002

Revenues  			$   633,246    $   393,268     $2,246,650  $1,294,770


Cost of revenues                    144,156	    72,523	  517,263     298,791
				 __________	__________	_________  __________

  Gross margin                      489,090	   320,745	1,729,387     995,979

General, administrative
and selling           		    462,678	   293,928	1,555,101     943,415
				___________	__________	_________  __________

  Operating income                   36,536	    26,817 	  174,286      52,564

Interest expense                     (5,062)	                  (13,327)

Other Income(expense)				      (442)		       15,000
				____________	____________	__________  _________


Net income			$    31,474	$   26,375     $  160,959  $   67,564
				===========	==========     ===========  ==========



Net income per share,
basic and diluted               $    0.0143     $   0.0132     $   0.0733  $   0.0338
Weighted average shares
outstanding                       2,196,587      2,003,588      2,196,587   2,003,588


<PAGE 4>



					NEUROGENESIS, INC.
				     STATEMENTS OF CASH FLOWS
			 Twelve Months Ended December 31, 2003 and 2002


							2003			2002
						_______________		_______________
Cash flows from operating activities:		_______________		_______________


  Net income					$  160,959 		 $  106,456
  Adjustments to reconcile net loss
  to cash used in operating activities:         $

  Amortization and depreciation			$    4,551 		      2,454
  Shares for services

  Net increase in operating
  assets and liabilities:			$    5,749		    (38,053)
						__________		____________

    Net cash provided by
    operating activities  			$  171,259  		$    70,857
						__________		____________


Cash flows from investing activities:

  Purchase of property and equipment                 -				-
						___________		____________

Cash Flows from financing activities
Payment of notes payable			$  (25,735)

Dividend payments				$   (9,814)		$   (22,913)
 Sale of stock		   			$      500	   		-
						____________		____________
    Net cash used in financing activities	$  (34,999)        	$   (22,913)
						____________		____________


NET INCREASE (DECREASE) IN CASH			$  136,260 		$    47,944
Cash, beginning of period			$  120,136		$    72,192
						__________		___________
Cash, end of period  				$  256,396		$   120,136
						==========		===========


Supplemental information:
  Income taxes paid 				$	-  		$	-
						==========		===========
  Interest Paid  				$   13,327  		$      973
						==========		===========

<PAGE 5>




NEUROGENESIS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying un-audited interim financial statements of NeuroGenesis, Inc. ("NeuroGenesis") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.
The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the Form 10-KSB have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Results of operations
For the twelve month period ending December 31, 2003  NeuroGenesis, Inc.
had sales of $2,246,650. Net income for the period was $160,959. This equates to earnings for this period of $0.0733 per share as compared to sales of $1,294,770 with a net profit of $106,456 that equated to a $0.0532 per share net profit for the same period in 2002. For the three month period ending December 31, 2003 there were sales of $633,246 with a net income of $31,474 as compared to sales of $393,268 with a net income of $26,375 for the same period in 2002. In both the 74% sales increase in the twelve month period and the 61% increase in the three month period the increase in percentage is the result of sales representative agreements that were executed in the Spring of 2002. Cost of sales was twenty-three percent(23%) of revenues for the three month period ending December 31, 2003 and both twelve month periods ending December 31, 2002 and 2003. For the three month period ending December 31, 2002 cost of sales dipped to eighteen and one-half percent (18 1/2%) due to an inventory adjustment.

	Liquidity and capital resources
NeuroGenesis, Inc. had total assets of $361,611 with total liabilities of $379,243 producing a stockholders equity of $<17,632> at December 31, 2003. This compares to total assets of $208,451 with total liabilities of $340,988 producing a stockholders equity of <$132,537> at December 31, 2002. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months

<page 6>

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate ", "believe", "plan", "estimate", "expect", "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements.Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form
10-KSB for the period ended December 31, 2001 under Management's
Discussion and Analysis of Financial Condition and Results of
Operations " Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results" and elsewhere from time to time in the Company's SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

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

<PAGE 7>

     All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.



		        SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the 29 day of January, 2004.

	NeuroGenesis, Inc.

           /S/    Albert H. Bieser    /S/
       By _________________________________  Dated: January 29, 2004
	  Albert H. Bieser, Chairman of the Board,
	  President, Chief Executive Officer



	NeuroGenesis, Inc.

	    /S/	Albert H. Bieser   /S/
	By________________________________ Dated: January 29, 2004
	  Albert H. Bieser, Chief Financial Officer





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


<page 8>

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

	Dated: January 29, 2004

	/s/ Albert H. Bieser /S/
	___________________________
	Albert H. Bieser
	President and CEO




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


<page 9>
	(a)designed such disclosure controls and procedures to insure that material information relating to the Registrant, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	(b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report
	  ( the " Evaluation Date" ); and
	(c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

	Dated January 29, 2004

	/S/ Albert H. Bieser /S/
	________________________
	Albert H. Bieser
	Treasurer and CFO



<page 10>