Form 10QSB/A
period 2003-12-31
NEUROGENESIS INC
filed 2004-03-31
CIK 848071

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









<page 1>






NeuroGenesis, Inc.
Index to Form 10-QSB


Part I




FINANCIAL INFORMATION (UNAUDITED)



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of  December 31, 2003 (unaudited and not reviewed).


Statements of Operations for the three months and twelve months periods ended December 31, 2003 and December 31, 2002 (Unaudited and not reviewed).

Statements of Cash Flows for the twelve months periods Ended December 31, 2003 and December 31, 2002 .(Unaudited)

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Part II


OTHER INFORMATION

ITEM 3  CONTROLS AND PROCEDURES



SIGNATURES


<page 2>






PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements


					NEUROGENESIS, INC.
					   BALANCE SHEET
				     As of December 31, 2003
				  (unaudited and not reviewed)

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


<PAGE 4>



					NEUROGENESIS, INC.
				     STATEMENTS OF CASH FLOWS
			 Twelve Months Ended December 31, 2003 and 2002
			            (unaudited and not reviewed)

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

<PAGE 5>




NEUROGENESIS, INC.
NOTES TO FINANCIAL STATEMENTS  (unaudited and not reviewed)


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