Form 10KSB
period 2003-12-31
NEUROGENESIS INC
filed 2004-04-15
CIK 848071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D. C. 20549


FORM 10-KSB



ANNUAL REPORT PURSUANT TO SECTION 13 15(D)OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
COMMISSION FILE NUMBER 0-18515

NEUROGENESIS, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

76-0320137
(IRS EMPLOYER IDENTIFICATION NUMBER)

120 PARK AVENUE, LEAGUE CITY, TEXAS
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

77573
(ZIP CODE)

ISSUER'S TELEPHONE NUMBER ( 281 ) 333-0177

SECURITIES TO BE REGISTERED UNDER SECTION 12 (B) OF THE ACT: NOT APPLICABLE SECURITIES TO BE REGISTERED UNDER SECTION 12 (G) OF THE ACT: COMMON STOCK, $ .025 PAR VALUE . PREFERRED STOCK $ .OO1 PAR VALUE

Indicate by check mark whether the Company : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months( or such shorter period that the Company was required to file such reports); and (2)has be subject to such filing requirements for the past ninety days.

YES {X}   NO  { }

The issuers revenues for the year ended December 31, 2003 were $2,246,470.

As of December 31, 2003 there were 2,215,247 shares of $0.025 par value Common stock(the Company's only class of voting stock)outstanding.
The aggregate market value of the common shares of the Company on December 31, 2003(based upon the mean of the closing bid and asked price) held by Non-affiliates of the Company was approximately $525,320.

<page 1>

DOCUMENTS INCORPORATED BY REFERENCE;


Portions of the Registrants Form 8K/A filed January 30, 2004 relating to the registrants change of accountants are incorporated by reference into Part II,
Item 8 of this Form 10-KSB where indicated.


NEUROGENESIS, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART 1

Item 1       Description of Business

Item 2.      Description of Property

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

Part II

Item 5.      Market for Common Equity and Related Stockholder Matters

Item 6. Managements Discussion and Analysis of Financial Condition and results of Operations

Item 7.      Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8.A     Controls and Procedures

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)of the Exchange Act

Item 10.     Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transaction

Item 13.     Exhibits and Reports on Form 8-K

Item 14.     Audit Fees


SIGNATURES

<page 2>


PART 1

ITEM 1. DESCRIPTION OF BUSINESS


THE COMPANY

     NeuroGenesis, Inc. (the "Company")was incorporated in Utah on August 6, 1984 as Cozmal Technology, Inc as an organization to find and promote new technology . On January 27, 1989 the name was changed to NeuroGenesis, Inc at the same time a definitive reorganization agreement (the "Reorganization Agreement") was completed between the Company and Matrix Technologies, Inc. ("Matrix" ), a Texas Corporation. See " Reorganization Agreement "
Exhibit E-2.

     Matrix a small private company was incorporated November 13, 1984 to acquire the patentable work of Dr. Kenneth E. Blum, Ph.D.,relating to nutritional supplementation and the efficient functioning of the hypothalamus and the hippo campus of the human brain and to promote that work. On July 16, 1995 "Matrix" amended their Articles of Incorporation changing the Authorized Shares from Ten Thousand (10,000) to One Million
Five Hundred Thousand (1,500,000) in order that funding could be accomplished to promote the completed Blum formulations. The initial funding was a Two Hundred Fifty Thousand Dollar ($250,000) loan from Lloyd's Bank. The loan was guaranteed by Albert H. Bieser, President of "Matrix" . In exchange for the loan guarantee Mr. Bieser received one Common Share for each dollar of loan guarantee. In accordance with the conditions of the "Reorganization Agreement" the Company conveyed a total of Four Million Two Hundred Thousand Shares of it's Common Stock to the shareholders of "Matrix" in exchange for One
Hundred Percent (100%) of the issued and outstanding stock of "Matrix".
Cozmal Inc., The surviving company of the reverse merger, whose name was changed to Neurogenese, a Utah Corporation, also agreed to honor certain stock purchase options that had been previously granted to certain persons by "Matrix" which in the aggregate entitled the holders thereof to purchase up to two Million Ninety Eight Thousand Shares of the Company's
Common Stock at a price of One Dollar($1) per Share at any time prior to December 1, 1993. Following the reorganization "Matrix" owned no assets and possessed no liabilities and was kept as a wholly owned, inoperative subsidiary of the "Company". The purchase options expired on December 1, 1993 without execution.

     The "Reorganization Agreement " also provided for the resignation of the Company's Board of Directors and the appointment of a new Board of Directors consisting of Albert H. Bieser, Gary E. Bell, Michael C. Trachtenberg, Ph.D., F. Lynn Estep, Jr. And R. Bradford Perry. To serve until the next annual meeting of the Shareholders and their successors be elected.

     On April 19, 1989, the Company's ownership was merged from NeuroGenesis Inc., a Utah Corporation to NeuroGenesis Inc., a Delaware Corporation with an authorized capital of Fifteen million (15,000,000) Shares at a par value of $0.001 per share. Neurogenesis Inc., the Utah Corporation was dissolved after the merger on April 19, 1989.

     On October 17, 1990 the Board of directors replaced Albert H. Bieser with Robert Baldwin, former president of Gulf Oil and Refining Company Inc. On June 2, 1993 the authorized capital had been increased to Twenty Five Million (25,000,000) Shares at a par value of $0.001 per Share in an attempt to enable future financing.

<page 3>

     In September 1993 Lloyd's Bank had not received repayment of their 1985 loan and had received only Thirty Thousand Dollars while the loan and accrued interest now totaled Four Hundred Seventy Five Thousand ($475,000) and was in default. The bank agreed to defer payment for eighteen months in exchange for Seventy Five Thousand ($75,000) immediately and regularly scheduled monthly payments after the eighteen month period. Albert H. Bieser provided the immediate cash payment of seventy Five Thousand dollars and to guarantee the balance in exchange for the Company 's agreement to award the intellectual rights (patents, trademarks, etc.) to Albert H. Bieser should the company default on the loan. The single product at this time was MX101, later saaved, now b'calmed developed in Matrix Technoloies Inc. by Dr. Blum.

     By March 10, 1995 no payments on the loan had been made to Lloyds Bank. The loan was called and Albert H. Bieser's assets securing the loan were acquired by the Bank. On April 6, 1995 the Company's Board of Directors ordered the transfer of the intellectual properties to Albert H. Bieser who in turn gave royalty free license to the Company as long as he remained
CEO or President and Chairman of the Board. See Patent. Exhibit E-4 In the case of his resigning this office, he or his heirs or assigns would receive a royalty equivalent to one cent ($0.01) per capsule.

     At this time "Matrix" who had not paid franchise taxes since 1992 was dissolved.

     On April 5, 1995 the Shareholders of the Company elected the following
Directors: Albert H. Bieser of Houston, Texas, Karen Coady of Baycliff, Texas and David Bishop of DeLand, Florida.

     On February 11, 1998 the Company acquired 100 % of the outstanding shares of Natural Neuro Nutrition, Inc. ,a Texas Corporation ("Texas 3NI") , for Three Hundred Ninety Seven Thousand Nine Hundred Sixty(397,960) Shares of the Company's Common Stock and Neuro Health Products (a proprietorship, NHP) for One Hundred Two Thousand Forty (102,040) of the Company's Common Shares.
3NI was an operating company selling similar products under license from the company which had facilities, marketing, management teams, customers, and product fulfillment capability. NHP was a small network marketing firm which sold products similar to those of the Company. See Exhibit E-3


INDUSTRY OVERVIEWS
Addiction: An Overview
     Until the mid 1930s, the medical consensus held that alcoholics and drug addicts were the victims of a fatal weakness of character which condemned its victims to a life of misery and a premature death. In general, chronic alcoholics and drug addicts were believed to be both untreatable and unworthy of treatment. This view of alcoholism and addiction prevailed until Alcoholics Anonymous proved that it was possible for large numbers of chronic alcoholics to overcome their alcoholism and become productive and useful members of society. Therefore, in recent years much of the social stigma associated with alcoholism and drug addiction has eroded. Alcoholism and drug addiction are no longer relegated to the realm of fatal character weakness and the medical community is coming to recognize that these maladies can be safely and effectively treated.

<page 4>

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

     First, and most importantly, it must be understood that large segments of the population can and do use these substances on a social basis with only a moderate risk of becoming addicts. For many people, the moderate use of alcohol and cocaine is perceived as a pleasant, albeit temporary, release from the trials and cares of everyday existence. Alcohol and drugs are glamorized in the same books, films, music and television programs that carry commercial warnings of the dangers of alcohol and drugs. The final message is at best confusing. Against this backdrop of contradictory messages one stark fact remains:

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

Brain Chemistry

     The brain is the most complex organ system within the human body. It regulates every facet of human existence from a simple heartbeat to highly complex motor functions, but reduced to bare essentials, all brain functions involve the transmission of the electrochemical message from one brain cell to another. In the usual case a transmitter cell will release a specific chemical compound ( a neurotransmitter) into a synapse. When this neurotransmitter crosses the synapse and makes contact with the receptor cell on the other side an electrochemical message is delivered. After delivering a message most neurotransmitters are then recycled in the brain through several different recycling mechanisms. This constant flow of trillions of neurotransmitters across trillions of synapses and the constant recycling of neurotransmitters is the basic operating mechanism of the human brain.

     Most neurotransmitters are amino acids, aminated compounds or simple peptides, short amino acid chains that the body manufactures from the available amino acids contained in foods. The neurotransmitters which appear to have the greatest significance in the addiction process are:

     1. Endorphins and Enkephalins. - neurotransmitters which suppress electrochemical messages relating to pain, depressions and feelings of urgency.
     2. Dopamine - a neurotransmitter which carries electrochemical messages relating to reward and pleasure.
     3. Norepinephrine - a neurotransmitter which suppresses electrochemical messages relating to depression and feelings of urgency.
     4. Gamma-amino butyric acid (GABA ) - a neurotransmitter which carries electrochemical messages relating to feelings of anxiety
     5. serotonin - a neurotransmitter which carries electrochemical messages relating to sleep and feelings of well-being.

<page 5>

    These natural messengers, which are synthesized by transmitting cells within the brain, seek out and attach to specific sites on receptor cells within the brain in order to deliver their electrochemical message. The receptor sites will only accept molecules that have the right shape. The entire process is much like slipping a key (the neurotransmitter ) into a lock (the receptor). If a sufficient number of receptors are " filled " with the appropriate neurotransmitters at any given time, a person feels a sense of comfort and well being. If an excessive number of receptors are "empty" at any given time a person feels a sense of urgency, irritation and depression. In general, a human being will seek out those activities which increase natural neurotransmitter levels and avoid those activities which decrease natural neurotransmitter levels. When a foreign substance interferes with this natural process, however, addiction often is the result.

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

     Recent laboratory research has demonstrated that certain natural by-products of alcohol metabolism interfere with the normal neurotransmitter mechanisms discussed in the preceding paragraph. As alcohol is metabolized by the body chemical compounds known as tetrahydroisoquinolines ( TIQ's ) are produced. Since TIQs, which were first found in poppy plants, are remarkably similar to in structure to certain natural enkephalins and endorphins, they have the ability, along with most other opiates, to mimic the action of enkephalins and endorphins and create an artificial neurotransmitter response in certain regions of the brain. This artificial neurotransmitter response is the primary reason for the increased sense of well-being that most people feel when they take a drink of alcohol.

     In a genetically predisposed person, however, the physiological response to alcohol is substantially different. Available research data demonstrate that many children of alcoholics experience a marked increase in natural enkephalin and endorphin levels when they are exposed to controlled amounts of alcohol in a laboratory setting. In these children of alcoholics, therefore, it appears that the artificial neurotransmitter response created by the TIQs, when coupled with the alcohol induced increase in natural enkephalin and endorphin levels, results in a response to alcohol that is greatly intensified. Therefore, it is believed that many children of alcoholics experience a much stronger sense of pleasure and well-being from the same amount of alcohol consumption. This intensified effect, in turn, tends to produce more drinking behavior. As the level of alcohol consumption increases, however, the mimicking effect of the TIQ's begins to have profound effects on the natural endorphin and enkephalin mechanisms described above.

<page 6>

     When a human brain is overloaded with alcohol induced TIQ's, the natural feedback mechanisms of the brain instruct the transmitter cells to produce fewer enkephalins and endophins in an attempt to eliminate the overload. At the same time, in response to increasing levels of TIQ's, the number of available receptor sites in the brain increases. Finally, the brain begins to produce greater quantities of the enzymes which are used to control neurotransmitter levels and aid in the neurotransmitter recycling process. The end result of these three processes is an increased need for neurotransmitters, a decreased ability to produce the required neurotransmitters and a neurotransmitter recycling system that has become abnormally efficient. In substance, fewer neurotransmitters are produced, despite a higher level of demand, and the bulk of the available neurotransmitters are recycled before performing their intended functions. When this process has progressed to a certain point, the artificial neurotransmitter responses caused by TIQ's will effectively replace the natural enkephalin and endorphin responses of the brain. After the alcohol induced TIQ's have "shut down" the natural neurotransmitter production systems, the unfilled neurotransmitter receptor sites create intense feelings of irritation, urgency and depression that can only be relieved by additional TIQ's. The person is now addicted to alcohol.

     Once the cycle described above has taken hold, the damage caused by alcohol consumption remains long after alcohol consumption ceases. During extended periods of alcohol addiction, the human brain loses much of its ability to produce enkephalins and endorphins, develops an abnormal need for enkephalins and endorphins and develops an abnormal ability to recycle any enkephalins and endorphins that are in fact produced. Without an adequate supply of enkephalins and endorphins, the body has no natural ability to create feelings of well-being and suppress feelings of urgency, irritation and depression. Therefore, most recovering alcoholics experience intense feelings of urgency, irritation and depression for an extended period of time after the cessation of drinking. These natural feelings of urgency, irritation and depression, in turn, are generally believed to be the primary contributing factor in the cycle of recovery and relapse that is common in recovering alcoholics. In an unending cycle, the substance which causes pain in the first place becomes the only substance that can relieve the pain.

Cocaine Addiction
     While the end result of cocaine addiction is similar to the alcohol response discussed above, the underlying neurochemical mechanism is significantly different. Instead of providing an artificial substitute for the natural enkephalins and endorphins, cocaine causes the brain to release abnormally large amounts of dopamine, norepinephrine and serotonin and subsequently prevents the natural recycling of these neurotransmitters. The end result is a very high concentration of neurotransmitters whic are able to make multiple contacts with the appropriate receptors. It is this high neurotransmitter concentration coupled with multiple neurotransmitter contacts that gives rise to the extreme euphoria experienced by cocaine users. Since cocaine inhibits the natural recycling process, however, the dopamine, norepinephrine and serotonin created by the brain are eventually broken down and flushed out of the body.
This process eventually depletes both the neurotransmitters and the amino acids that are necessary to synthesize new neurotransmitters.
With extended use, cocaine literally strips the bulk of the natural dopamine, norepinephrine and serotonin out of a user's limbic system, the brain region that controls feeling of reward and pleasure.
This stripping effect, over time, results in severe neurotransmitter deficiencies and a craving response that is quite similar to the craving suffered by alcoholics.
<page 7>

     All cocaine users begin to feel a reduced response to an identical drug concentration at some point in the progress of their addiction. This reduced response is a natural result of the neurotransmitter stripping described above. When the natural neurotransmitters are gone, the drug simply stops working. At this point, most cocaine addicts begin searching for another artificial means of creating feelings of well-being that they used to derive from cocaine. Since the TIQs created by alcohol metabolism compensate for the natural effects of the neurotransmitters that have been stripped by cocaine, alcohol is frequently used for this purpose. Therefore, most cocaine users eventually end up as polydrug abusers who switch back and forth between cocaine and alcohol, or other drugs, in order to create or maintain the feelings of well-being that cannot be generated by their own damaged neurotransmitter systems.

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

It was learned in 1987 that adding 1-tyrosine to SAAVE helped the case of stimulant patients,as their addiction caused their natural Dopamine "supply" to be very low. This caused the patient's attention span to be as low as 10 seconds (normal is 50 minutes.) The 1-tyrosine helped raise the Dopamine levels quickly, SAAVE with 1-tyrosine added was called Tropamine.

The original products, SAAVE (later called BeCalm'd) and Tropamine were used primarily in hopsitals and clinics. These organizations asked us to include heavy vitamin loadings in our basic product so as to cut dow on the need for the nurses to give several capsules in each administration. These products were called SAAVE+ and Tropamine+. The makers of SUAVE beauty products demanded we change the name. At about the same time the FDA complained that Tropamine sounded to "medical."
We changed the name to SAAVE to beCalm'd, SAAVE+ to NeuRecover-DA and Tropamine+ to NeuRecover-SA.
<page 8>

     NEURECOVER-DA and NEURECOVER-SA have been carefully formulated to provide the specific amino acids that are essential to the restoration of proper brain chemistry in recovering alcoholics and 'cocaine addicts. These products help to restore optimal brain chemistry by providing a ready supply of raw amino acids that can he used by the brain to synthesize necessary neurotransmitters. While the ingredients in NEURECOVER-DA and NEURECOVER-SA have no direct physiological effect on a recovering alcoholic or addict, NEURECOVER-DA and NEURECOVER-SA have the ability to increase dietary levels of the specific amino acids that are used in the synthesis of essential neurotransmitters. The NEURECOVER-DA and NEURECOVER-SA formulations will not alter the base line ability of the body to synthesize neurotransmitters. They will, however, ensure an adequate supply of raw materials so that the brain's own neurotransmitter production systems are able to operate efficiently.

NEURECOVER-DA
     The first product that was developed by the Company is NEURECOVER-DA, a patented amino acid formulation that is presently being marketed to over 1700 Hospitals and clinics from 1985 to the present time, sales for 2000 totaled approximately $66,240.

     The active ingredients in NEURECOVER-DA are: DL-Phenylalanine a naturally occurring amino acid that is used by the body to synthesize dopamine and norepinephrine and inhibit the action of the enzymes that break down and recycle enkephalins and endorphins; L-Tryptophan, a naturally occurring amino acid that is used by the body to synthesize serotonin; L-Glutamine, a naturally occurring amino acid that is used by the body to synthesize Gamma-Amino Butyric acid (GABA); and Vitamin B6, a natural vitamin which aids the absorption of the amino acids by the digestive system and the synthesis of amino acids in the brain.


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

Currently the product is marketed through distributors to the end user.
As of this date, the only advertising method used is "word of mouth" and distributor contact. The distributors have their customers call us, we then fill and ship the orders from our warehouse in League City, Texas
(Houston area) The company is not dependent on any major customer.
We maintain at the time, approximately, 4919 active accounts of which none exceeds Five(5)% of the total sales.
<page 9>

NEURECOVER-SA
     NEURECOVER-SA, the Company's second product, has achieved similar results with persons who are recovering from cocaine addiction. Because of the unique problems of cocaine addicts, however, the formulation of NEURECOVER-SA is more complex In addition to the amino acids in the NEURECOVER-DA formulation, NEURECOVER-SA includes L-Tyrosine, an amino acid which is essential for the production of both dopamine and norepinephrine. Further, the NEURECOVER-SA formulation includes a number of vitamins and minerals that are not present in NEURECOVER-DA.

     In general, NEURECOVER-SA has been well received by the cocaine treatment professionals who have used the product with their patients. Like
NEURECOVER-DA, NEURECOVER-SA is steadily gaining acceptance as a useful nutritional adjunct to traditional cocaine treatment programs.

There are four patents which cover all of the products.The first was applied for in 1984 and issued in 1988. The second was awarded in 1991, and the third and fourth in 1998 and 1999 respectively. The three are improvement patents upon the first and all three add new material. The patents have been adjudicated as covering, among other things, any product containing d-phenylalanine which is used to alleviate or eliminate the craving for alcohol, drugs, and/or carbohydrates, or to reduce th physical or mental effects of psychological stress of ADHD. The patents are for a twenty-year period with an additional five years added if the Company goes for FDA
"food used as drugs" approval.

beCALM'd
     beCALM'd is a product, similar in composition to SAAVE, which has been tested and proven in scientifically supervised clinical trials to greatly reduce the long and short term dilatory effects of stress and many of the symptoms of Hyperactivity Disorders and Attention Deficit Disorders.


Competition
     The Company's products are patented and these patents have been twice adjudicated successfully and the Company feels confident that further judicial testing will produce the same results. Thus there is no direct competition. However, there are indirect competitors for all of the products:

1. NeuRecovery-DA has few current competitors. Several drugs have been tried in the past but in general that were shown to be addictive or ineffectual.
A perennial drug called Anabuse reemerges every three or four years. If a person has taken it and then drinks alcohol, he or she becomes violently ill. In a few cases patients have been known to have a stroke as a result.
Another, newer one is from Europe. It is called Acomprosate.
By comparison, the Company's products can be used from the first day of treatment and have been successfully used over 15 years. It has also been used to help patients recover from Methadone abuse. Methadone is often used to enable recovery from abuse of heroin, morphine, and other opiate source drugs. (Methadone is considered a better addiction than the opiates).

2. NeuRecovery-SA has proved to be very useful as an adjunct to therapy in recovery from the abuse of stimulants such a cocaine and the amphetamines.
A paper on its use is attached entitled: The Healing Process and Cocaine Recovery. This paper also describes the drugs commonly used in the treatment of such addictions; Disipramine, Bromocriptine and Amantadine.
<page 10>

3. beCALM'd was originally formulated to diminish the dilatory effects of stress. In this use its competition was generally books on stress management. To date no other competition has come into general use, beCALM'd was later found to be very helpful in the treatment of attention deficit and hyperactivity disorders. It's principle competition is Ritalin and several drugs of the amphetamine type. The mechanism of action of these drugs are unknown and their side effects are severe.


Government Regulation

U. S. Food and Drug Administration (FDA) Matters
     In general the FDA "protects" consumer in two ways: 1) Anything sold for use by the American public must be safe for consumption and 2) Any curative claims must be approved by the FDA before such claims are made. Both of these "protections" are applied to products, regardless of form, that are used for medicinal purposes. However, such products fall into classes. (a) Those made from man made molecules and (b) those formulated from natural nutrients found on the FDA's GRAS (Generally Regarded As Safe) list. Thus anyone may sell anything processed in an FDA approved facility by an approved method, provided there are no curative claims made for the product. However, if ANY curative claims are made the product falls under regulation by the FDA. The one exception to this is curative benefits which the "scientific community" generally accepts as true. For example, Vitamin C or foods containing
 Vitamin C are generally regarded as helpful to persons having a cold.
In this case, the Vitamin C manufacturer may say it is useful, but cannot claim it "cures" the cold.

     All of the ingredients in the Company's products are made from items on the GRAS list of vitamins, minerals, amino acids, etc. Curative claims are not made for the products, only that they are useful adjuncts to therapy, which had been accepted by the general scientific community.

The company estimates that a Food For Drug Use approval by the FDA on the existing patented products would require approximately 3 to 5 million dollars based upon a contracting company quote in 1990 along with a 2 to 3 year completion term. There is no assurance that the capital for this purpose is available and if it were, that the Company would spend it for such purpose. If the approval is not obtained by Company will continue to market their products as usual. Presently the Company has not pursued this approval.

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

At the present time the Company has not decidied how much money should be spent on research and development activities and how these funds may be acquired if any funds are raised for this purpose at all. Currently the Company is not spending any funds for this purpose.

<page 11>

ITEM 2. DESCRIPTION OF PROPERTY

    	NeuroGenesis, Inc.'s principal office is located at 120 Park Avenue, League City, Texas 77573 and currently occupies 5500 square feet of floor space. The space is leased from an unaffiliated third party for a term that expires May 1,2005 with a monthly rental of Forty-five hundred dollars ($4500.00) per month. Rent includes all utilities except electricity. Management ascertains that there is a very small likelyhood that the Company would not be able to renew the lease at about the same rate as there are numerous vacant offices in the Houston area.


ITEM 3. LEGAL PROCEEDINGS

	  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	  October 8, 2003 Election of Board
	  Albert H. Bieser    - Chairman
          William B. Barrow   - Director
          Lary Dorrington     - Director
          Terry Neher         - Director
          J. T. Willaims      - Director

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NeuroGenesis' Common stock is currently traded over-the-counter on the Pink sheets. Such over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

The table below sets forth the high bid price of the Common stock for the Fiscal Years 2003 and 2002.

 Fiscal year ending		2003		2002

 First quarter			$0.11		$0.11
 Second quarter			$0.11		$0.11
 Third quarter			$0.11		$0.11
 Fourth quarter			$0.11		$0.11

As of December 31, 2003 the Company had 168 shareholders of record. The Company declared a $0.005 per share cash dividend payable to shareholders of record on September 5, 2003.

<page 12>


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations

For the Fiscal year ending December 31, 2003 NeuroGensis, Inc. had sales of two million two hundred forty-six four hundred seventy dollars ($2,246,470). Net income for the period was one hundred thousand one hundred fifty one dollars($100,151). This equates to earnings for this period of Five Cents($0.05) per share as compared to sales of one million three hundred twenty three thousand three hundred ninety-two dollars ($1,323,392)with a net income for the period of twenty five thousand eight hundred eighty one dollars($25,881) that equated to earnings of one cent ($0.01)per share for the period ending December 31, 2002. These increases were the direct result of an increased marketing program that was initiated by management in 2001. The sixty nine and eight tenths percent(69.8%)increase in sales over 2002 reduced cost of sales from twenty four and eight tenths percent (24.8%)to twenty three and nine tenths percent(23.9%) in 2003.
Selling, general and administrative expenses fell from seventy three and five tenths percent(73.5%) of sales in 2002 to seventy one and nine tenths percent(71.9%)in 2003.


	Liquidity and Capital Resources

As of December 31, 2003 NeuroGensis, Inc. had total assets of three hundred thirty-eight thousand five hundred six dollars($338,506) and total liabilities of four hundred fifteen thousand two hundred forty-two dollars ($415,242) producing a stockholders equity of a negative seventy six thousand seven hundred thirty-six dollars(<$76,736>). This compares to a December 31, 2002 total assets of one hundred seventy five thousand one hundred one dollar($175,101) with total liabilities of three hundred fifty one thousand nine hundred seventy three dollars($351,973)producing a stockholders equity of a negative one hundred seventy six thousand eight hundred seventy two dollars(<$176,872>). Here again, this increase in worth is attributable to the previously mentioned marketing program that was initiated by management in 2001. It is anticipated that increased sales and net earnings will provide cash requirements throughout the next
Fiscal year. There can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing twelve months.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

The above statements in regard to Neurogenesis, Inc. which are not purely historical are forward-looking statements within the meaning of the Private Securities Litagation Reform Act of 1995, including Neurogenesis, Inc.'s beliefs, expectations, hopes are intentions regarding the future. All forward-looking statements are made as of the date hereof and are based and are based on information available to the parties as of such date.
It is important to note that actual outcome and the actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as technological, legislative, corporate and marketplace changes.

<page 13>

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors  NeuroGenesis, Inc.

We have audited the accompanying balance sheet of NeuroGenesis, Inc. as of December 31, 2003, and the related statement of expenses, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of NGI's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeuroGenesis, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Malone & Bailey, PLLC
Houston, Texas

February 27, 2004



INDEPENDENT AUDITORS' REPORT

To the Board of Directors NeuroGenesis, Inc.

We have audited the statement of operations, stockholders' deficit, and cash flows for the year December 31, 2002 of NeuroGenesis, Inc. These financial statements are the responsibility of NeuroGenesis' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



Clyde Bailey, P.C.
Certified Public Accountant

<page 14>



				NEUROGENESIS, INC.
				  BALANCE SHEET
			        DECEMBER 31, 2003


ASSETS

Current Assets:
	Cash					$  256,396
	Accounts receivable			     5,573
	Inventories				    55,809
	Prepaid expenses			     9,182
						 __________
		Total current assets		   326,960

Equipment, net of accumulated
depreciation of $36,836				    11,546
						___________
		Total assets			$  338,506
						===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
	Accounts payable 			$    7,526
	Accrued commissions			    77,260
	Accrued payroll				    64,750
	Notes payable stockholder		   265,706
						__________
	Total current liabilities		   415,242
						__________

COMMITMENTS

Stockholders' deficit:
  Preferred stock, $.025 par value,
  500,000 shares authorized, none issued
  Common stock, $.025 par value,
  2,500,000 shares authorized,
  2,215,247 shares issued and outstanding	    55,381
  Additional paid in capital		         2,169,593
  Retained Deficit		                (2,301,710)
						___________
    Total stockholders' deficit		           (76,736)
						___________
Total liabilities and stockholders' deficit	$  338,506
						===========
See accompany summary of accounting policies and notes to
financial statements.


<page 15>

				NEUROGENESIS, INC
			    STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 2003 AND 2002

						2003		2002

Sales, net of discounts		          $2,246,470		$1,323,392
Cost of sales		                     519,485	 	   327,108
					  __________		__________
Gross profit		                   1,726,985		   996,284

Selling, general and
administrative expenses		           1,613,687		   972,479
					  __________		__________
Operating income 		             113,298		    23,805
					  __________		__________
Interest expense		             (13,327)		   (12,924)
Other income 		                         180		    15,000
					  __________		__________
Other income, net		             (13,147)		     2,076
					  __________		__________
Net income	                          $  100,151		$   25,881
					  ==========		==========
Net income per share:
  Basic and diluted	                  $	0.05		$     0.01
					  ==========		==========
Weighted average shares outstanding:
  Basic and diluted		           2,201,960		 2,185,587
					  ==========		==========

See accompany summary of accounting policies and notes to financial statements.

<page 16>


					NEUROGENESIS, INC.
			      STATEMENT OF STOCKHOLDERS' DEFICIT
			    YEARS ENDED DECEMBER 2002 THROUGH 2003




				    Common Stock              Additional      Retained
				   Shares	   Amount    paid in capital  Earnings            Total
Balances, December 31, 2001	   2,003,588	$   50,090     $2,167,767     $(2,417,957)     $  (200,100)

Stock issued for services	     139,000         3,475		-		-	     3,475

Stock issued for cash		      42,999	     1,075		-		-	     1,075

Net income		                   -	 	 -		-	   25,881	    25,881
				   _________     __________     _________      ___________     ___________
Balances, December 31, 2002  	   2,185,587	    54,640	2,167,767      (2,392,076)  	  (169,669)

Stock issued for services	      29,660  	       741  	    1,826		-	     2,567

Cash dividends paid		           -		 -		- 	   (9,785)	    (9,785)

Net income		                   -		 -		- 	  100,151	   100,151
				   _________    ___________    __________     ____________      __________
Balance, December 31, 2003 	   2,215,247	$   55,381     $2,169,593     $(2,301,710)     $   (76,736)
				   =========    ===========    ==========     ============     ===========

See accompany summary of accounting policies and notes to financial statements.


<page 17>


 						NEUROGENESIS, INC.
				             STATEMENT OF CASH FLOWS
					YEARS ENDED DECEMBER 31, 2003 AND 2002

						         2003		2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income					   $  100,151      $   25,881
 Adjustments to reconcile net
 income to cash provided
 by operating activities:
	Amortization			                  611	          613
	Depreciation			               30,823	       10,027
	Stock issued for services  		        2,567	        3,475

Changes in assets and liabilities:
	Accounts receivable			        4,319	       (3,349)
	Inventory			              (23,687)	          933
	Accounts payable and accrued expenses  	       74,130	       16,873
	Other accrued liabilities			    - 	       31,000
	Other current assets			        4,406	       (3,348)
						   __________       __________

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	      193,320	       82,105
						   __________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES
	Purchase of equipment			       (6,000)	       (6,558)
	Disposal of equipment			            -		1,014

CASH FLOWS USED IN INVESTING ACTIVITIES		       (6,000)	       (5,544)
				                    __________      __________
CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock issued for cash		     	            -		1,075
        Cash dividends paid		       		9,785)	 	    -
        Increase in notes payable	               13,328	       10,396
        Payments of notes payable	              (54,600)	      (22,914)
					 	    __________      __________
CASH FLOWS USED IN FINANCING ACTIVITIES	 	      (51,057)	      (11,443)
						    __________      __________

NET INCREASE IN CASH			              136,263		65,118
         Cash, beginning of period		      120,133		54,995
         Cash, end of period	                   $  256,396	    $  120,113
						   ==========       ==========
Supplemental information:
          Income taxes paid	               	 $	   -	    $	     -
					   	   ==========       ==========
          Interest paid		                       13,327		12,924
						   ==========       ==========
NON-CASH FINANCING ACTIVITIES:
          Shares issued for services	           $	2,567	    $	 3,475

See accompany summary of accounting policies and notes to financial statements.


<page 18>



 NEUROGENESIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION

NeuroGenesis, Inc. (the "NGI") is a Delaware Corporation and is the successor to the business operations of Matrix Technologies, Inc., a Texas Corporation, which was incorporated in November 1984 for the purpose of completing the development of a series of products to be used as adjuncts to therapy by the substance-abuse treatment community.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventories are stated at the lower cost or market. Cost is determined using an average cost method.

Property and Equipment

Property and equipment are reported at a cost. Repairs and maintenance costs are charged to operations when incurred. Depreciation is calculated using the straight-line method, based on the estimated useful life of the respective asset, which ranges between three years and ten years.
Depreciation expense for 2003 and 2002 was $30,823 and $10,964 respectively.

Revenue Recognition

Revenues are recognized from sales of products when they are shipped and collectibilty is certain.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 2002 balances have been reclassified to conform to the 2003 presentation.

Stock-Based Compensation

NeuroGenesis accounts for stock options issued to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, no compensation expense is recognized for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. Fair value is computed and expensed for options and warrants issued to non-employees as compensation. Note 10 discusses stock compensation in more detail.

<page 19>

The following table illustrates the effect on net income and earnings per share if NGI had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

		                            Year Ended December 31,
		                         2003		         2002

Net loss, as reported		   $	100,151		$	25,881
Deduct: Total stock-based
        employee compensation
        expense determined under
        the fair value based
        method for all awards	  	  (600)			     -
Pro forma net loss		   $	99,551		$	25,881

Loss per share:
Basic and diluted - as reported	   $	  0.05		$	  0.01
Basic and diluted - pro forma	   $	  0.05		$	  0.01

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003: no dividend yield; expected volatility of 63%; risk-free interest rate of 1.5% , and expected lives of 4 years.

Recent Accounting Pronouncements
NGI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.


NOTE 3- NOTES PAYABLE STOCKHOLDER

NGI has three notes payable with the majority stockholder and president. The notes bear interest at 6% and are secured by all of NGI's assets.


NOTE 4- INCOME TAXES

NGI has incurred significant losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance decreased approximately $500,000. The cumulative net operating loss carry-forward is approximately
$1,587,000 at December 31, 2003 will expire in various years 2004 through 2021. Deferred income taxes consist of the following at December 31, 2003:

Long-term:
   Deferred tax assets		$	539,000
   Valuation allowance		       (539,000)
				$	     -

NOTE 5  COMMON STOCK

During 2003, NGI issued 29,660 shares of common stock to third parties for consulting services. NGI recorded $2,567 of expense related to the share issuances based on the stock price on the date issued.
<page 20>

NOTE 6 - STOCK OPTIONS AND WARRANTS

NGI's stock option plan provides for the grant of non-qualified options to directors and employees, and opportunities for directors, officers, and employees to make purchases of stock in NGI.

NGI uses the intrinsic value method of calculating compensation expense for employees.

The following table summarizes stock option activity:

Outstanding, January 1, 2003		  	     -
Granted			                        20,000
Canceled or expired			             -
Exercised			                     -
Outstanding, December 31, 2003	   	        20,000
Exercisable at December 31, 2003  	        20,000
Weighted-average grant-date fair value
of options, granted during the year     $	   .03
Weighted-average remaining, years
of contractual life			             3


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease

NGI leases its corporate headquarters at 120 Park Avenue League Texas 77573 for office and warehouse space. Currently NGI occupies approximately 5,500 square feet and the monthly rent is $ 4,621 per month.

At December 31, 2003, future minimum lease payments under this operating lease are as follows:

2004		$	55,453
2005			13,863
		$	69,316

Total rent expense for the fiscal year ended December 31, 2003 and 2002 was $55,453 and $49,859 respectively.

Food and Drug Administration Regulations

NGI presently markets its products as nutritional products, rather than therapeutic products. The potential exists whereby NGI would be required to obtain approval from the Food and Drug Administration (FDA) to market its products. In addition, many states have statutory authority to regulate drugs and other nutritional products. Therefore, there is risk that NGI's products may become subject to state and federal regulations, and there is no guarantee that FDA approvals, if required, would be granted.

Employment Agreements

NGI has an agreement to pay certain directors and employees compensation based on net cash flow available, up to specified limits. The Boards of Directors must approve any compensation above the limits. During 2003 and 2002 no payments were made under this agreement. Only one director, who is employed by NGI, was paid for services during 2003 and 2002. The amount of compensation paid was employment related and is not part of this compensation plan.
<page 21>

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Clyde Bailey, CPA resigned as the Company auditor because of illness and was replaced by Malone and Bailey, Inc. Portions of the Registrants Form 8-KSB/A filed on January 30, 2004 is herewith incorporated by reference.

ITEM 8A.CONTROLS AND PROCEDURES

(a) Evaluation of Diclosure Controls and Procedures

The chief executive officer/ chief financial officer, after evaluating the Company's " disclosure controls and procedures" (as defined in Securities Exchange Act of 1934(the "Exchange Act") Rules 13a-15(e)) has concluded that as of the end of the period covered by this Annual Report on Form 10-KSB , the Company's disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls

There were no changes in internal controls, financial reporting or in other factors that occurred during the period covered by this Annual Report on Form 10-KSB that could significantly affect the Company's internal controls over financial reporting, As a result, no corrective actions were required or undertaken.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

The following table identifies the directors and the principle executive officers of the Company.

Name					Age	Position

Albert H. Bieser			70	President, Treasurer,
						Director

William D. Barrow			60	Director

Lary A. Dorrington			46	Vice President, Secretary,
						Director

Dr. Terry Neher				63	Director

J. T. Williams				85	Director

<page 22>

Albert H. Bieser has been the Board Chairman,CEO., President, and Treasurer, stockholder and a founding member of the Company since 1998.
From 1990 to 1998 he was president of Natural Neuro Nutrition, Inc. He holds Bachelor of Science degrees in Business Administration (1953) and Electrical Engineering (1959) from the University of Colorado. He also holds a Master of Science degree in Electrical Engineering from Southern Methodist University
(1963). Prior to 1984, Mr. Bieser served as the President of B. E. Industries, Inc. a successful private company that manufactured ship board satellite antenna aiming systems. President of General Computer Systems, Inc. a publicly held firm which manufactured a proprietary "key-disk-tape " data entry subsystem and as Managing Director of Recognition Equipment-Europe, a computer related company.

William D.Barrow has been a Director since 1998.From 1985 to the present he has been CEO, Director and majority stockholder of Seabrook Energy Inc.

Lary A. Dorrington has been the Vice President of Marketing, Secretary, Director and a principal shareholder of the Company since 1998. He holds a Bachelor of Science Degree in Biology and Chemistry (1979) and a Master of Science Degree in Management (1989)from the University of Houston. He served in Retail Corporate Management with Joske's (department stores) of Houston until 1981. Mr. Dorrington has been a professional educator for the past nineteen years and is presently such in the clear creek independent school district. He is a Past President of the Clear Creek Educators Association of the National Educators Association, a member of Phi Delta Kappa, the Association for supervision and Curriculum Development, the Texas Science Teachers Association, the National science Teachers Association, the Texas Association of Secondary School principals and the National Association of Secondary School Principals.

Dr. Terry Neher, DDS, CCDS,CAC is chairman of the Company's advisory board and a Director of the Corporation. he received his doctoral degree from Creighton University in 1984 and his substance abuse certification from Spokane Falls College in 1989. From 1991 to March 2001, Dr.Neher was Executive Director of the chemical Dependence Training Coalition and a professor in the Spokane Falls College Substance Abuse Program. On March 1, 2001, Dr. Neher entered retirement.

J. T. Williams is a Director of the Corporation and Chairman of the Audit Committee. He has President of J. T. Williams and Company
Investment Bankers since 1965.

All directors are elected for a one year term or until the next stockholders meeting, whichever occurs last. The officers are appointed by the Board of Directors.

<page 23>


ITEM 10.EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation for each of the officers and directors during the current fiscal year:


Name		 	Principal Position		Cash	       Deferred

Albert H. Bieser   	President, CEO, Director	 0	        $36,000

William D. Barrow	Director			$ 1,200		      0

Lary A. Dorrington 	Vice President, Director	$ 6,000		$ 9,500

Dr. Terry Neher		Director, Chairman-Advisory
                       	Committee			$ 7,800		$19,250

J. T. Williams		Director			$ 1,200		      0
                                                       ________        ________
Total to all officers and directors			$16,200		$64,750


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides summary information on beneficial owners and management.

Name				Shares Held			Percentage
Albert H. Bieser		1,004,224 shs			45.4%

William D. Barrow		   30,908 shs			 1.4%

Lary A. Dorrington		  108,541 shs			 4.9%

Dr. Terry Neher			  143,539 shs			 6.5%

J. T. Williams			      116 shs			 0.1%
      			_____________________________________________
Total shares held 		1,287,328 shs			58.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

(a) On October 8, 2003, the Company filed a Form 8-KSB, such Form 8-KSB was amended on December 2, 2003 and amended on January 30, 2004, reporting
(a) the change of accountants and
(b) the declaration of a stock dividend. The Form 8-KSB, and amendments, are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December
31, 2003 and 2002 were $7536 and $2500 respectfully.
<page 24>

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2003 were $0.00 respectively.

Audit Committee

All of the services described above in this Item 14. were approved in advance by our Audit Committee, J. T. Williams, Chairman.




		        SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized on the 29 day of January, 2004.

	NeuroGenesis, Inc.

           /S/    Albert H. Bieser    /S/
       By _________________________________  Dated: April 5, 2004
	  Albert H. Bieser, Chairman of the Board,
	  President, Chief Executive Officer



	NeuroGenesis, Inc.

	    /S/	Albert H. Bieser   /S/
	By________________________________ Dated: April 5, 2004
	  Albert H. Bieser, Chief Financial Officer





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

<page 25>

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

	Dated: April 5, 2004

	/s/ Albert H. Bieser /S/
	___________________________
	Albert H. Bieser
	President and CEO

<page 26>


	I, Albert H. Bieser, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of NeuroGenesis, Inc.;

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

	Dated: April 5, 2004

	/S/ Albert H. Bieser /S/
	________________________
	Albert H. Bieser
	Treasurer and CFO

<page 27>