Form 10QSB
period 2004-06-30
NEUROGENESIS INC
filed 2004-10-01
CIK 848071

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

As of June 30, 2004 there were 2,196,587 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025 and no shares of Preferred Stock outstanding.
There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one): Yes___ No_X_











NeuroGenesis, Inc.
Index to Form 10-QSB/A


Part I




FINANCIAL INFORMATION



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of  June 30, 2004 (not audited) and
December 31, 2003 (audited)

Statements of Operations for the three months period ended March 31, 2004, Six-months period ending June 30, 2004. Three-months period ending
March 31, 2003.  Six-months period ending June 30, 2003.

Statements of Cash Flows for the three-month period ended March 31, 2004 and six-month period ending June 30, 2004.(not audited)

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Part II



OTHER INFORMATION

ITEM 3  CONTROLS AND PROCEDURES


SIGNATURES







                          NEUROGENESIS, INC.
                            BALANCE SHEET

	                        June 30, 2004		Dec. 31 2003
ASSETS	                         (unaudited)
Current Assets
Cash	               		  $157,080		$256,396
Accounts receivable		   $18,218	          $5,573
Inventories	        	   $94,769	         $55,809
Prepaid expenses		    $7,728	          $9,182
				 _________		________
 Total Current Assets		  $277,795		$326,960

Equipment, net of accumulated
depreciation of $44,524		   $26,115		 $11,546
				 _________		________
Total Assets			   $303,910		$338,506
				 =========		========

LIABILITIES AND
STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable		   $26,997		  $7,526
Accrued commissions		   $77,895		 $77,260
Accrued payroll			   $77,969		 $64,750
Dividends payable		      $175
Notes payable stockholder	  $224,879		$265,706
				_________		________
Total Current Liabilities	  $407,915		$415,242


Commitments

Stockholders' Deficit
Preferred stock, $.025
par value, 500,000
shares authorized,
none issued $0Common stock,
$.025 par value, 2,500,000
shares authorized, 2,215,247
issued and outstanding		   $55,381		 $55,381
Additional paid in capital	$2,169,593	      $2,169,593
Retained deficit	       -$2,328,979	     -$2,301,710
				___________	      ___________
Total Stockholders' Deficit	 -$104,005	        -$76,736
				___________	      ___________
Total Liabilities and
Stockholders' Deficit		  $303,910		$338,506
				==========	      ============





					NEUROGENESIS, INC.
				    STATEMENTS OF OPERATIONS


					30-Jun-04		   	   30-Jun-03
				 Three Months 	 Six Months 		Three Months	Six Months

Sales, net of discounts	 	$  622,655 	 $1,338,356 		$  529,727 	$1,021,078
Cost of sales		           149,514 	    303,403 		   128,539	   239,963
				 _________	 __________		__________	__________
Gross profit	                   473,141 	  1,034,953 		$  401,188 	   781,115

Selling, general and
 administrative expenses	   556,996 	  1,063,030 		$  367,944 	$  709,224
				___________	___________		__________	__________
Operating income	           (83,855)	    (28,077)		$   33,244 	$   71,891


Interest income	                        95 	        137
Other income	                       206 	        671
				___________	___________
Other income, net	               301 	        808
				__________	___________
Net income	  		$  (83,554)	 $  (27,269)		$   33,244 	$   71,891
				===========	===========		==========	==========
Net income per share:
Basic and diluted	 	$    (0.04)	 $    (0.01)		      0.02 	$     0.03
				===========	===========		==========	==========
Weighted average
shares outstanding:
Basic and diluted	         2,215,247 	   2,215,247 		 2,003,588	 2,105,595
				==========	============		==========	==========





				NEUROGENESIS, INC.
			     STATEMENT OF CASH FLOWS
             THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004(not audited)

  	 					 Three Months 	 Six Months
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income					$   (83,554)	 $   (27,269)
Adjustments to reconcile net
income to cash provided by
operating activities:
Amortization	 					153 		 306
Depreciation	 				      2,358 	       4,545
Changes in assets and liabilities:
Accounts receivable	 			     (2,410)	     (12,645)
Inventory	 				    (41,065)	     (38,960)
Prepaid expenses	 			     (7,802)	       1,454
Accounts payable	 			      2,603 	      19,471
Accrued commissions	 			    (21,978)	         635
Accrued payroll	 				      7,169 	      13,219
						____________	 ___________
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES	 				   (144,526)	     (39,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	 			     (4,173)	     (19,420)
						____________	_____________
CASH FLOWS USED IN INVESTING ACTIVITIES	             (4,173)	     (19,420)


CASH FLOWS FROM FINANCING ACTIVATES
Increase in Notes payable stockholder	              2,918 	       5,835
Payments of Notes payable stockholder	            (13,600)	     (46,662)
Increase in Dividends payable				 - 	         175
						____________	 ____________
CASH FLOWS USED IN FINANCING ACTIVITIES	 	    (10,682)	     (40,652)
						____________	 ____________
NET INCREASE IN CASH	 			   (159,381)	     (99,316)
Cash, beginning of period	 		    316,461 	     256,396
						 ___________	 ___________
Cash, end of period	 			$   157,080 	 $   157,080
						============	=============
Supplemental information
Income taxes paid			        $     - 	 $       -
Interest paid				        $     - 	 $    2,918

NON-CASH FINANCING ACTIVATES:	 		$     - 	 $        -




NOTES TO FINANCIAL STATEMENTS (not audited)


      NOTE 1 - BASIS OF PRESENTATION

The accompanying not audited interim financial statements of NeuroGenesis, Inc. ("NeuroGenesis") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the Form 10-KSB have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Results of operations
For the six-month period ending June 30, 2004 NeuroGenesis, Inc. had sales of $1,338,356. Net loss for the period was< $27,269>. This equates to loss for this period of <$0.01> per share as compared to sales of $1,021,078 with a net profit of $71,891 that equated to a $0.03 per share net profit for the same period in 2003.
Cost of sales was twenty-three percent(23%) of revenues for the six month period ending June 30, 2004 compared to twenty-four(24%) percent for the same period in 2003. Gross profit for the six month period in 2004 was seventy-seven (77%) and seventy-seven percent(77%) in 2003.

	Liquidity and capital resources
NeuroGenesis, Inc. had total assets of $303,910 with total liabilities of $407,915 producing a stockholders equity of $<104,005> at June 30, 2004. This compares to total assets of $338,506 with total liabilities of $415,242 producing a stockholders equity of <$76,7351> at June 30, 2003. The loss is attributed to the production of an Infomercial for the benefit of future sales. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate","believe", "plan", "estimate", "expect" "intend" and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors That May
Affect Future Results" and elsewhere from time to time in the Company's
SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

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

	NeuroGenesis, Inc.

    /S/       Albert H. Bieser       /S/
by  ____________________________________   Dated: June 30, 2004
      Albert H. Bieser, Chairman of the Board,
      President, Chief Executive Officer



NeuroGenesis, Inc.

/S/	Albert H. Bieser    /S/
By  ___________________________________	 Dated: June 30, 2004
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

4. I am responsible for establishing and maintaining Disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

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

	Dated: June 30, 2004

	/s/ Albert H. Bieser /S/
	Albert H. Bieser
	President and CEO


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all materialrespects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining Disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

	(a) designed such disclosure controls and procedures to insure that material information relating to the Registrant, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report
	   (the " Evaluation Date"); and

	(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

	(d) I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

	(e) All significant deficiencies in the design and operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and

        (f) any fraud , whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Dated June 30, 2004

	/s/ Albert H. Bieser /s/
	Albert H. Bieser
	Treasurer and CFO