Form 10QSB
period 2004-09-30
NEUROGENESIS INC
filed 2004-11-18
CIK 848071

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

As of September 30, 2004 there were 2,315,247 outstanding shares of NeuroGenesis, Inc. Common Stock, par value $0.025 and no shares of Preferred Stock outstanding. There are 25,000,000 shares of Common Stock, par value $0.025, and 500,000 shares of Preferred Stock authorized.

Transitional Small Business Disclosure Format ( check one):
Yes___ No_X_































NeuroGenesis, Inc.
Index to Form 10-QSB/A


Part I




FINANCIAL INFORMATION



ITEM I.     FINANCIAL STATEMENTS


Balance Sheets as of  September 30, 2004 (not audited).

Statements of Operations for the three months and nine months periods ended September 30, 2004 and September 30, 2003 (unaudited).
Statements of Cash Flows for the nine month period ended September 30, 2004 and September 30, 2003.

Statement of Stockholders deficit for the period ended September 30, 2004

Notes to Financial Statements.



ITEM 2.	   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Part II



OTHER INFORMATION

ITEM 3  CONTROLS AND PROCEDURES




SIGNATURES




			NEUROGENESIS, INC.
			  BALANCE SHEET
			September 30, 2004
ASSETS
Current Assets
Cash	                                                   $223,659
Accounts receivable	                                     11,386
Inventories	                                             35,012
Prepaid expenses                                              4,565
							   _________
 Total Current Assets	                                    274,622

Equipment, net of accumulated
 depreciation  of $44,215	           		      8,341
							   _________
Total Assets					  	   $282,963
							  ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable					        $30
Accrued commissions	                                     68,367
Accrued payroll       				  	     88,243
Dividends payable					        -
Notes payable stockholder				    230,094
							   _________
Total Current Liabilities				    386,734

Commitments

Stockholders' Deficit
Preferred stock, $.025 par value, 500,000
shares authorized, none issued		   	                 -
Common stock, $.025 par value, 2,500,000
shares authorized, 2,315,247 issued and
outstanding						     57,881
Additional paid in capital				  2,217,092
Retained deficit					 (2,378,744)
							  ___________
Total Stockholders' Deficit				   (103,771)
							  ___________
Total Liabilities and Stockholders' Deficit		   $282,963
							  ===========


NEUROGENESIS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

 					      Three Months 	 Nine Months
Sales, net of discounts			$          603,628 	 $1,941,984
Cost of sales					   125,233 	    428,636
	                   		       _____________      ____________
Gross profit					   478,395 	  1,513,348

Selling, general and
administrative expenses			            528,196 	  1,591,226
						____________      ___________
Operating income				    (49,801)	    (77,878)


Interest income				   	         35 	        172
Other income	 					  - 	        671
						____________	____________
Other income, net	 			 	 35	        843
					        ____________	____________
Net income	 				$   (49,766)	$   (77,035)
						===========	============

Net income per share:
Basic and diluted			        $     (0.02)	$     (0.03)
				                ============	============

Weighted average shares outstanding:
Basic and diluted			           2,298,580 	   2,243,025
					         ===========	============


NEUROGENESIS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS ENDED SEPTEMBER 30, 2004
                   Common stock        Additional    Retained 	     Total
                   Shares     Amount   paid in      deficit
                                       capital
Balance
December 31, 2003   2,215,247  $55,381 $2,169,593     $(2,301,710)   $  (76,736)

Net Income    	            - 	     - 	        - 	   56,285 	 56,285
		    _________  _______  __________     __________    __________
Balance
March 31, 2004	    2,215,247   55,381  2,169,593      (2,245,425)	(20,451)

Net Loss	            - 	     - 	        - 	  (83,554)      (83,554)
	           __________  _______  __________     _____________  __________
Balance
June 30, 2004	    2,215,247   55,381  2,169,593       (2,328,979)    (104,005)

Sale of 100,000
shares in July	      100,000    2,500     47,500                - 	 50,000
Net Loss	            - 	     - 	        - 	   (49,766)	(49,766)
		    _________  ________ _________       ___________   __________
Balance
September 30, 2004 2,315,247  $57,881 $2,217,093	$(2,378,745)  $(103,771)
		   ==========  ======= ==========      =============  ==========



NEUROGENESIS, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

	 					Three Months 	 Nine Months
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income					 $(49,766)	 $(77,035)
Adjustments to reconcile net
income to cash provided by
operating activities:
  Amortization	 				      153 	      459
  Depreciation					    2,373 	    6,918
  Write-down of Fixed assets			   15,248 	   15,248
Changes in assets and liabilities:
  Accounts receivable			  	    6,832 	   (5,813)
  Inventory					   59,757 	   20,797
  Prepaid expenses				    3,163 	    4,617
  Accounts payable				  (26,967)	   (7,496)
  Accrued commissions				   (9,528)	   (8,893)
  Accrued payroll				   10,274    	   23,493
						 __________	 __________
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES					   11,539 	  (27,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	 				 - 	  (19,420)
						 __________	 __________
CASH FLOWS USED IN INVESTING ACTIVITIES			 - 	  (19,420)


CASH FLOWS FROM FINANCING ACTIVATES
Increase in Notes payable stockholder	  	    5,215 	   11,050
Payments of Notes payable stockholder	                 - 	  (46,662)
Sale of Common stock			 	   50,000   	   50,000
Increase in Dividends payable	                     (175)  	        -
						 __________	  _________
CASH FLOWS USED IN FINANCING ACTIVITIES	           55,040 	   14,388
						 __________	  _________
NET INCREASE IN CASH	                           66,579 	  (32,737)
Cash, beginning of period	                  157,080 	  256,396
						 _________	  _________
Cash, end of period	                         $223,659 	 $223,659
						 =========	  =========
Supplemental information
Income taxes paid	                          $ - 	        $       -
Interest paid	                                  $ - 	        $   2,918

NON-CASH FINANCING ACTIVATES:	                  $ - 	        $       -




NOTES TO FINANCIAL STATEMENTS (not audited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying not audited interim financial statements of NeuroGenesis, Inc. (NeuroGenesis) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the Form 10-KSB have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Results of operations
For the nine month period ending September 30, 2004  NeuroGenesis, Inc.
had sales of $1,941,984. Net loss for the period was< $77,035>. This equates to loss for this period of <$0.03> per share as compared to sales of $1,613,404 with a net profit of $129,223 that equated to a $0.06 per share net profit for the same period in 2003.
Cost of sales was twenty-three percent(22.07%) of revenues for the nine month period ending June 30, 2004 compared to twenty-four(23.1%) percent for the same period in 2003. Gross profit for the nine month period in 2004 was seventy-seven (77.93%) and seventy-seven percent(76.89%) in 2003.

	Liquidity and capital resources
NeuroGenesis, Inc. had total assets of $282,963 with total liabilities of $386,734 producing a stockholders equity of $<103,771> at September 30, 2004. This compares to total assets of $339,945 with total liabilities of $389,687 producing a stockholders equity of <$49,742> at September
30, 2003. The loss is attributed to the production of an Infomercial for the benefit of future sales. It is anticipated that increased sales and net earnings will provide cash requirements for the next fiscal three months. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for the ensuing three months.

	This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as anticipate , believe, plan, estimate, expect, intend and other similar expressions. Although the Company believes it's expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competition and other factors all, as more fully described in the Company's report on Form 10-KSB for the period ended December 31, 2001 under Management's Discussion and Analysis of Financial Condition and Results of Operations Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results and elsewhere from time to time in the Company's SEC reports.
Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form10-QSB. If the Company does update or correct one or more forward looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

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

	NeuroGenesis, Inc.
 /S/       Albert H. Bieser       /S/
By  ____________________________________
       Dated: September 30, 2004
      Albert H. Bieser, Chairman of the Board,
      President, Chief Executive Officer



    NeuroGenesis, Inc.

/S/	Albert H. Bieser    /S/
By________________________________
    Dated: September 30, 2004
    Albert H. Bieser, Chief Financial Officer


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

	(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

	(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

	Dated: September 30, 2004

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

	(a) designed such disclosure controls and procedures to insure that material information relating to the Registrant, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the Evaluation
            Date); and
	(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
	(d) I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent function);

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

	Dated September 30, 2004

	/s/ Albert H. Bieser /s/
	Albert H. Bieser
	Treasurer and CFO